Form 10QSB
period 1999-06-30
ENTERTECH MEDIA GROUP INC
filed 2000-05-26
CIK 1088569

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                -------------------------------------------------
                             SECURITIES ACT OF 1934

                  For the Quarterly period ended June 30, 1999
                         Commission File Number 0-27599

                           ENTERTECH MEDIA GROUP, INC.
                           ---------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                             88-0222729
           ------                                             ----------
(State or Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                            Identification No.)


                50 West Liberty Street, Suite 880, Reno, NV 89501
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number, Including Area Code (775) 324-6655


                    Common Stock, Par Value $0.001 Per Share
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 [X]  Yes  [ ]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                   11,030,000
                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                    -----------------------------------------
                                On April 4, 2000
                                ----------------

Traditional Small Business Disclosure Format (Check One):

[X]   Yes  [ ]  No

ITEM 1.  Financial Statements

                          Entertech Media Group, Inc.
                                 Balance Sheet
                              As of June 30, 1999

                                         Jun 30, '99
                                         ------------
ASSETS

      Current Assets
          Checking/Savings
              Cash in Bank of America       6,248.42
                                         ------------
          Total Checking/Savings            6,248.42

          Other Current Assets
              Travel Advance               32,551.26
                                         ------------
          Total Other Current Assets       32,551.26
                                         ------------

      Total Current Assets                 38,799.68

      Fixed Assets
          Equipment                         1,966.00
          Vehicle                          57,000.00
                                         ------------
      Total Fixed Assets                   58,966.00

      Other Assets
          Due from Direct Cinema            5,000.00
          Film Advance-No Vacancy          50,000.00
          Investments in UNISAT               440.00
          Organization Costs                4,059.37
                                         ------------
      Total Other Assets                   59,499.37
                                         ------------

TOTAL ASSETS                              157,265.05
                                         ============
LIABILITIES & EQUITY
      Liabilities
          Long Term Liabilities
              Loan from Stockholders        2,500.00
              Loan from Whyteburg         158,500.00
                                         ------------
          Total Long Term Liabilities     161,000.00
                                         ------------

      Total Liabilities                   161,000.00

      Equity
          Additional Paid-In Capital       40,066.00
          Capital Stock                    12,400.00
          Net Income                      -56,200.95
                                         ------------
      Total Equity                         -3,734.95
                                         ------------

TOTAL LIABILITIES & EQUITY                157,265.05
                                         ============

                          Entertech Media group, Inc.
                                 Profit & Loss
                            April through June 1999

                                     Apr - Jun '99
                                    ---------------

      Income                                  0.00
      Expense

          Automobile Expense              2,172.70
          Bank Service Charges              297.42
          Communications                  2,536.67
          Consultants-Film               19,000.00
          Cutting Trailer                 2,500.00
          Dues & Subscriptions              552.07
          Freight & Postage                 795.05
          Legal & Accounting              1,633.17
          Printing & Reproduction         4,963.25
          Public Relations                2,500.00
          Rent                            4,400.00
          Secretarial                     7,700.52
          Travel                          7,150.10
                                    ---------------
      Total Expense                      56,200.95
                                    ---------------

Net Income                              -56,200.95
                                    ===============

                          Entertech Media Group, Inc.
                            Statement of Cash Flows
                            April through June 1999

                                                         Apr - Jun '99
                                                        ---------------
          OPERATING ACTIVITIES
              Net Income                                    -56,200.95
              Adjustments to reconcile Net Income
              to net cash provided by operations:
                  Travel Advance                            -32,551.26
                                                        ---------------
          Net cash provided by Operating Activities         -88,752.21

          INVESTING ACTIVITIES
              Equipment                                      -1,966.00
              Vehicle                                       -57,000.00
              Due from Direct Cinema                         -5,000.00
              Film Advance-No Vacancy                       -50,000.00
              Investments in UNISAT                            -440.00
              Organization Costs                             -4,059.37
                                                        ---------------
          Net cash provided by Investing Activities        -118,465.37

          FINANCING ACTIVITIES
              Loan from Stockholders                          2,500.00
              Loan from Whyteburg                           158,500.00
              Additional Paid-In Capital                     40,066.00
              Capital Stock                                  12,400.00
                                                        ---------------
          Net cash provided by Financing Activities         213,466.00
                                                        ---------------

      Net cash increase for period                            6,248.42
                                                        ---------------

Cash at end of period                                         6,248.42
                                                        ===============

                           ENTERTECH MEDIA GROUP, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
          Based on Unaudited Financial Statements at September 30, 1999


NOTE 1-NATURE OF BUSINESS ORGANIZATION

Nature of Business:
Entertech Media Group, Inc. and Subsidiaries (formerly Armas Intl. Mfg. Co., Inc., dba Inter-Link Communications Group, Inc.), hereafter referred to as the Company, is a Development Stage Enterprise as defined by FASB's Statements of Financial Accounting Standards ("SFAS") 7. Since the beginning of 1999, the Company devoted all of its efforts to establishing a new business. Planned principal operations to produce and distribute films have not yet commenced. The Company plans to reactivate its business operations in early 2000.

Organization:
The Company was incorporated under the laws of the State of Nevada on November 17, 1986, under the name of Stones Stores, Inc. Most of the Company's records prior to 1995 have been lost or destroyed. The Company anticipates no adverse consequences as a result of the loss of business records prior to 1995 as the Company is engaging in a business unrelated to any business in which the Company was involved previously.

The Company was originally incorporated with one class of stock. The Company had 50,000,000 shares of capital stock with a par value of $0.001 per share authorized. The Company was incorporated to engage in the business of the retail and wholesale sales of men's and women's furnishings and related products.

In February of 1987, the Company made a public offering of its securities pursuant the provisions of Rule 504 adopted under the Securities Act of 1933, as amended. The Company sold 500,000 shares at $0.10 per share for a total of $50,000. The organizers of the Company purchased 100,000 shares at $5,000. Thus, at the conclusion of the offering there were issued and outstanding 600,000 shares of common stock with a par value $0.001 per share.

On March 30, 1987, the shareholders approved the acquisition of all of the issued and outstanding shares of stock of PFI, Inc., a Washington corporation engaged in the business of financial planning. As a result of the corporate reorganization, on May 1, 1987, the Company changed its name to Stone International, Inc. and effected a five (5) to one (1) forward split of the stock and increased the par value to $0.005 per share. The Company's 600,000 shares of outstanding stock with the five (5) to one (1) forward split became 3,000.000 shares outstanding with a par value of $0.005. The Company then issued 12,789,474 shares of it common stock for all of the issued and outstanding stock of PFI, Inc. The Company then had 15,789,474 shares of its common stock issued and outstanding. There was no change in the Company's management as a result of this transaction.

On May 1, 1990, the Company underwent another corporate reorganization. The Company's named was changed to Armas Intl. Mfg. Co., Inc. and a reverse split of the issued and outstanding shares at the rate of twenty (20) to one (1) was effected. From September 4, 1990, through March 9, 1993, the Company acquired assets in exchange for stock. It issued 1,852,749 shares to acquire property, cash and services. Current management assumes that any assets so acquired were lost as part of the failure of the Company's past business operations.

At some point after 1993, the Company became inactive and remained inactive until current management took over operations. Current management became involved with the Company in the fall of 1998 when it inquired of surviving past management of the availability of the Company for operation of a new business. At that point in time the Company basically was a shell corporation.

In October of 1998, current management reorganized the Company once again. On October 23, 1998, the Company's name was changed to Inter-link Communications Group, Inc. and the Company's issued and outstanding shares underwent a six (6) for one (1) reverse split. The Company's articles also were amended to authorize the Company to issue 100,000,000 shares of common stock with a par value of $0.001 per share.

In late 1998, Management entered into acquisition agreements with two entities for the acquisition of assets. The parties contracting with the Company breached those agreements and as a result no assets were acquired pursuant to those agreements. The circumstances surrounded those agreement are the subject of litigation commenced by the Company in the State of Nevada and in Great Britain. This litigation is detailed in below under Contingencies.

During April of 1999, management entered into an Exchange Agreement with a Nevada corporation named Entertech Limited. Under the terms of that Exchange Agreement, the Company was obligated to issue a maximum of 11,500,000 shares and a maximum of 15,000,000 shares of its common stock in exchange for all the issued and outstanding shares of Entertech Limited. The transaction with Entertech Limited was not arms length. No fairness opinion was obtained. The transaction was framed to be a tax-free exchange whereby stockholders of Entertech Limited would have obtained 92% of the issued stock of the Company. At the time of the Exchange Agreement, Entertech Limited had 10,000,000 shares of common issued and outstanding. Entertech Limited was also in the process of offering a minimum of 1,500,000 shares and a maximum of 5,000,000 shares of its common stock pursuant to a private placement memorandum.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was inactive during the prior years, therefore, many accounting policies have yet to determined. Depreciation will be computed using estimated lives on a straight-line basis. The Company will incorporate standard accounting policies for the film production and/or retail sales industries as Company policies become applicable. The application of such standards is not expected to have any effect on the current financial statements.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Entertech Media Group, Inc., and its wholly-owned subsidiary, Entertech Limited (along with Entertech Limited's subsidiaries, Entertech Picture Corporation and Entertech Releasing Corporation). All significant intercompany balances and transactions have been eliminated.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported accounts and disclosures. Accordingly, actual results could differ from these estimates.

Revenue Recognition:

Revenues on motion pictures are recognized on show dates under both percentage of receipts and flat fee arrangements. Non refundable guarantees are deferred and recognized as revenue as show dates occur. Outright sales of motion pictures are recognized as revenue as of date of sale.

Earnings per share:

The earnings per share calculation is based on the weighted average number of shares outstanding during the period: shares in 1999; 431,944 shares in 1998; and 383,333 shares in 1997.

Income Tax:
Because of losses sustained since inception, no provision has been made for income tax. Current period losses will be available to offset future taxable income for 15 years.

NOTE 3-INCOME TAXES

The Company has federal net operating loss carryforwards for financial statement purposes, which will be used to offset future earnings of the Company. The loss carryforwards will expire during the year 2014.

NOTE 4-CONTINGENCIES

The Company is not party, and none the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings. All such matters previously reported on Form 10-SB and any amendments thereto, have been resolved.

ITEM 2:  Management's Discussion and Analysis or Plan of Operation


Plan of Operation

         Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities
Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward- looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

         During the next twelve-month period, the Company intends to develop its operations from capital contributions made by management. At this point in time the success of the Company's future operation is entirely dependent on managements funding of operations. Management believes that it can provide sufficient funding for the Company's operations for the next 12 months. Also management will attempt to finance the production of its films through "off balance sheet" financing. Generally speaking, "off balance sheet financing" refers to the use of funds from venture partners or from subsidies from third parties. By using such financing, the Company does not intend to use its own funds for the production of the films it produces. It will use established methods of film financing to avoid as far as is possible any financial risk or burden to its shareholders in relation to such costs. For example, it is common practice in the film industry to bring in joint venture partners who provide the necessary production funds in return for a profit participation in the film. Additionally, the Company intends to make use of any appropriate tax subsidies and grants that are available for film making in various parts of the world. If such funding is insufficient to operate the Company, management will look to outside sources of funding such offerings of debt and equity securities. If management is unable to raise funds from sources outside of management, it is unlikely that the Company will be able to fund its plans to produce and market films and the Company's business plan will fail. The Company has no liquidation plans if appropriate funding is not received. The Company has not produced any films to date and its only basis for indicating that a any profit may be realized from its endeavors is the past experience of management, specifically John Daly, in the film industry.

         Management anticipates that the Company will require funds to operate as planned as follows: approximately $850,000 for acquiring feature films, on productions and co-productions of feature films and music production and licensing, $175,000 on technology development and infrastructure including creating a web site for the Company, $100,000 on sales and marketing, $100,000 for general and administration and $125,000 for working capital and other general corporate purposes. Additional funds will be needed for broader sales and marketing efforts required in connection with the Company's plan.

         The Company intends to employ approximately 12 people in the next six months, of which 5 will be directly related to film and soundtrack production, 3 to film distribution, 1 will be directly related to the design and development of the Company's web site, 1 will be directly related to technology support and development and 2 will be directly related to general and administrative.

         During the period ending December 31, 1999 management identified a number of feature films that it wishes the Company to produce and distribute and it began seeking the necessary off balance sheet funding for them. Production began on one such film entitled "Level 9" and principal photography was completed in December of 1999. The company expects to complete the film by June 30, 2000.

         The Company is also seeking to acquire rights to distribute films made by third parties and in particular is looking to acquire rights to groups of films or "Libraries" of films. As of December 31,1999 the Company has acquired such rights in respect to 3 full length feature films and it expects to theatrically release these in the USA in the year 2000.

         Management have been seeking to raise the profile of the Company in the marketplace in which it operates and have made a number of staff appointments which it has announced in the trade press. These appointments have been in the area of film sales, acquisitions and distribution and have helped the Company to be able to actively pursue its objectives.

         Management have also been investigating the possibility of close relationships with companies engaged in complementary activities which would enable the Company to better exploit the revenue earning potential of its products. In particular the Company has been carefully exploring the merits of becoming the visual entertainment content provider to Talk Visual Corporation, a provider of Video Telephone services.

         The Company has been developing in house its own Internet Web Site which can be found at http://www.entertechmedia.com and also a site to promote Level 9 which can be found at http://level9themovie.com. In order to develop its Internet presence management intends to develop relationships for the Company with existing Internet sites.

         From time to time the Company may evaluate potential acquisitions involving complementary businesses, content, products or technologies. The Company has no present agreements or understanding with respect to any such acquisition.

                                     PART II
                                Other Information

ITEM 1:  Legal Proceedings

         The Company is not party to, and none of the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings

ITEM 2:  Changes in Securities and Use of Proceeds

         None.


ITEM 3:  Defaults Upon Senior Securities

         None

ITEM 4:  Submission of Matters to a Vote of Security Holders

         No matters have been submitted to a vote of the security holders during the period covered by this report through the solicitation of proxies or otherwise.

ITEM 5:  Other Information

         None.

ITEM 6:  Exhibits and Reports on Form 8-K

A.       Exhibits

    (2)  Plan of acquisition, reorganization, liquidation or succession:
         NONE.
    (3)  (i)  Articles of Incorporation *
         (ii) By-laws *
   (27)  Financial Data Schedule.

     *   Incorporated by reference from the Registrant's Form 10-SB.

   B.  Reports on Form 8-K.

         The Registrant did not file reports on Form 8-K during the quarter covered by this report.

Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 26, 2000.

                           ENTERTECH MEDIA GROUP, INC.

                           By /s/ Mark Tolner
                           ------------------
                                  Mark Tolner
                                  President