Form 10QSB
period 1999-09-30
ENTERTECH MEDIA GROUP INC
filed 2000-05-26
CIK 1088569

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                -------------------------------------------------
                             SECURITIES ACT OF 1934

                For the Quarterly period ended September 30, 1999
                         Commission File Number 0-27599

                           ENTERTECH MEDIA GROUP, INC.
                           ---------------------------
             (Exact Name of Registrant as Specified in Its Charter)



             Nevada                                          88-0222729
             ------                                          ----------
(State or Other Jurisdiction of                             IRS Employer
 Incorporation or Organization)                           Identification No.)

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

[X] Yes  [ ] No

ITEM 1.  Financial Statements

                          Entertech Media Group, Inc.
                                 Balance Sheet
                            As of September 30, 1999

                                          Sep 30, '99
                                         -------------

ASSETS

      Current Assets
          Checking/Savings
              Cash in Bank of America       -7,747.52
                                         -------------
          Total Checking/Savings            -7,747.52

          Other Current Assets
              Travel Advance                41,187.01
                                         -------------
          Total Other Current Assets        41,187.01
                                         -------------

      Total Current Assets                  33,439.49

      Fixed Assets
          Equipment                          1,966.00
          Vehicle                           57,000.00
                                         -------------
      Total Fixed Assets                    58,966.00

      Other Assets
          Due from Direct Cinema             5,000.00
          Due from Level Prodns-LLC          7,494.87
          Film Advance-IAST                  6,000.00
          Film Advance-No Vacancy           50,000.00
          Investments in UNISAT                440.00
          Organization Costs                 6,413.80
                                         -------------
      Total Other Assets                    75,348.67
                                         -------------

TOTAL ASSETS                               167,754.16
                                         =============
LIABILITIES & EQUITY
      Liabilities
          Long Term Liabilities
              Loan from Stockholders         4,500.00
              Loan from Whyteburg          270,468.00
                                         -------------
          Total Long Term Liabilities      274,968.00
                                         -------------

      Total Liabilities                    274,968.00

      Equity
          Additional Paid-In Capital        31,066.00
          Capital Stock                     12,400.00
          Net Income                      -150,679.84
                                         -------------
      Total Equity                        -107,213.84
                                         -------------

TOTAL LIABILITIES & EQUITY                 167,754.16
                                         =============

                          Entertech Media Group, Inc.
                                 Profit & Loss
                          July through September 1999

                                    Jul - Sep '99
                                    -------------
      Income                                0.00
      Expense
          Automobile Expense            1,898.31
          Bank Service Charges          1,204.00
          Communications                3,157.59
          Consultants-Film             31,500.00
          Consultants-Financial        15,000.00
          Cutting Trailer                 900.00
          Dues & Subscriptions            237.07
          Filing Fees                   1,616.05
          Freight & Postage               796.85
          Legal & Accounting              783.65
          Office Expense-London         7,000.00
          Office Supplies                 209.47
          Outside Services                800.00
          Public Relations              2,385.00
          Rent                          5,510.18
          Secretarial                  18,325.91
          Technical Support             1,520.00
          Travel                        1,634.81
                                    -------------
      Total Expense                    94,478.89
                                    -------------

Net Income                            -94,478.89
                                    =============

                          Entertech Media Group, Inc.
                            Statement of Cash Flows
                          July through September 1999

                                                        Jul - Sep '99
                                                        --------------
          OPERATING ACTIVITIES
              Net Income                                   -94,478.89
              Adjustments to reconcile Net Income
              to net cash provided by operations:
                  Travel Advance                            -8,635.75
                                                        --------------
          Net cash provided by Operating Activities       -103,114.64

          INVESTING ACTIVITIES
              Due from Level Prodns-LLC                     -7,494.87
              Film Advance-IAST                             -6,000.00
              Organization Costs                            -2,354.43
                                                        --------------
          Net cash provided by Investing Activities        -15,849.30

          FINANCING ACTIVITIES
              Loan from Stockholders                         2,000.00
              Loan from Whyteburg                          111,968.00
              Additional Paid-In Capital                    -9,000.00
                                                        --------------
          Net cash provided by Financing Activities        104,968.00
                                                        --------------

      Net cash increase for period                         -13,995.94

      Cash at beginning of period                            6,248.42
                                                        --------------
Cash at end of period                                       -7,747.52
                                                        ==============

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

NOTE 4-CONTINGENCIES

The Company is not party, and none the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings. All such matters previously reported in the Company's Form 10-SB, and any amendments thereto, have been resolved.

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