Form 10KSB
period 1999-12-31
ENTERTECH MEDIA GROUP INC
filed 2000-06-16
CIK 1088569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934

                     For the period ended December 31, 1999
                         Commission file number 0-27599


                           ENTERTECH MEDIA GROUP, INC.
               ---------------------------------------------------
                 (Name of Small Business Issuer in its Charter)



        Nevada                                                    88-036858
---------------------------                                     ------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or                                          Identification No.)
organization)

  50 West Liberty Street, Suite 880, Reno, NV                        89501
----------------------------------------------                    -----------
(Address of principal executive offices)                           (Zip Code)

Issuer's Telephone number:   (775) 324-6655
                            ---------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
         Common Stock                                  N/A
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.001 Per Share
                    ----------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.
Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:   $0.00

         State the aggregate market value of the voting and non-voting common equity held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. There was no market value for the common stock within the last 60 days.

PART I

--------------------------------------------------------------------------------
ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

(a)      Business Development

         EnterTech Media Group, Inc. (the "Company" or the "Registrant" ) is a Nevada corporation which was originally incorporated on November 17, 1986 under the name of Stones Stores, Inc. The Company is filing a registration statement for its issued and outstanding shares of common stock on a voluntary basis. It is the Company's understanding that such registration is required in order for a price for the Company's shares to be quoted on the NASDAQ over-the-counter Bulletin Board system. Most of the Company's records prior to 1995 have been lost or destroyed. The information in this section on business development which relates to time periods before 1995 is taken from surviving minutes of shareholder and directors meetings and from public records such as Articles of Incorporation and amendments to such articles on file with the State of Nevada. The Company's transfer agent also has records relating to stock ownership and transfers. The Company anticipates no adverse consequences as a result of the loss of business records prior to 1995 as the Company intends to engage in business unrelated to any business in which the Company was involved.

         The Company was originally incorporated with one class of stock. The Company had 50,000,000 shares of capital stock with a par value of $0.001 per share authorized. The Company was incorporated to engage in the business of the retail and wholesale sales of men's and women's furnishings and related products.

         In February of 1987, the Company made a public offering of its securities pursuant to the provisions of Rule 504 adopted under the Securities Act of 1933, as amended. The Company sold 500,000 shares at $0.10 per share for a total of $50,000. The organizers of the Company purchased 100,000 shares at $5,000. Thus, at the conclusion of the offering there were issued and outstanding 600,000 shares of common stock with a par value $0.001 per share.

         On March 30, 1987, the shareholders approved the acquisition of all of the issued and outstanding shares of stock of PFI, Inc., a Washington corporation engaged in the business of financial planning. As a result of the corporate reorganization, on May 1, 1987, the Company changed its name to Stone International, Inc. and effected a five (5) to one (1) forward split of the stock and increased the par value to $0.005 per share. The Company's 600,000 shares of outstanding stock with the five (5) to one (1) forward split became 3,000,000 shares outstanding with a par value of $0.005. The Company then issued 12, 789,474 shares of it common stock for of all of the issued and outstanding stock of PFI, Inc. The Company then had 15,789,474 shares of its common stock issued and outstanding. There was no change in the Company's management as a result of this transaction.

         On May 1, 1990, the Company underwent another corporate reorganization. The Company's name was changed to Armas Intl. Mfg. Co., Inc. and a reverse split of the issued and outstanding shares at the rate of twenty (20) to one (1) was effected. From September 4, 1990 through March 9, 1993, the Company acquired assets in exchange for stock. It issued 1,852,749 shares to acquire property, cash and services. Current management assumes that any assets so acquired were lost as part of the failure of the Company's past business operations.

         At some point after 1993, the Company became inactive and remained inactive until new management took over operations. Current management became involved with the Company in the fall of 1998 when it inquired of surviving past management of the availability of the Company for operation of a new business. At that point in time the Company basically was a "shell" corporation.

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

         In late 1998, Management entered into acquisition agreements with two entities for the acquisition of assets. The parties contracting with the Company breached those agreements and as a result no assets were acquired pursuant to those agreements. The circumstances surrounded those agreement were the subject of litigation commenced by the Company in the State of Nevada and in Great Britain. This litigation has been settled as detailed in Item 3 below.

         During April of 1999, management entered into an Exchange Agreement with a Nevada corporation named EnterTech Limited. Under the terms of that Exchange Agreement, the Company was obligated to issue a minimum of 11,500,000 shares and a maximum of 15,000,000 shares of it common stock in exchange for all the issued and outstanding shares of EnterTech Limited. The transaction with EnterTech Limited was not arms length. No fairness opinion was obtained. The transaction was framed to be a tax free exchange whereby stockholders of EnterTech Limited would have obtained 92% of the issued stock of the Company. At the time of the Exchange Agreement, EnterTech Limited had 10,000,000 shares of common stock issued and outstanding. EnterTech Limited also was in the process of offering a minimum of 1,500,000 shares and a maximum of 5,000,000 shares of its common stock pursuant to a private placement memorandum. Because the Company was obligated to issue a minimum of 11,500,000 pursuant to the Exchange Agreement, it issued 11,500,000 shares of its common stock to an exchange agent who was charged under the terms of the Exchange Agreement with assuring that the appropriate number of the Company's shares were issued to the shareholders of EnterTech Limited once EnterTech Limited's private placement was complete. 10,000,000 of these initial 11,500,000 shares were issued for the 10,000,000 shares of EnterTech Limited issued and outstanding apart from the private placement offering, and the remain 1,500,000 shares were issued for the exchange of the minimum number of shares EnterTech Limited was offering pursuant to its private placement memorandum.

         Since the filing of the Company's Form 10-SB in June of 1999, the private placement of EnterTech Limited's shares has been terminated with no funds raised. Accordingly, the 1,500,000 shares issued as part of this transaction have been returned to the Company. As described in Item 2 of this
Part I, management will fund the activities of business using capital contributions by management. Because no consideration was paid for these 1,500,000 shares, their issuance and return are not reflected on the Company's financial statements, though the issuance and return of these shares do appear on the Company's stock transfer records.

         EnterTech Limited owns 100% of the issued and outstanding shares of two subsidiaries, EnterTech Picture Corporation and EnterTech Releasing Corporation, also Nevada corporations. EnterTech Releasing Corporation was incorporated on December 18, 1998 and EnterTech Picture Corporation and EnterTech Limited were incorporated on December 31, 1998. Mark Tolner, the President of the Company, is the only officer and director of EnterTech Picture Corporation and EnterTech Releasing Corporation. Mr. Tolner also is the sole director and officer of EnterTech Limited. The Company is the sole owner of all of the issued and outstanding stock of each of these corporations, having purchased 1,000 shares in EnterTech Limited for $1,000, 1,000 shares in EnterTech Releasing Corporation for $1,000 and 500 shares in EnterTech Picture Corporation for $500. Thus, each of these three corporations is a wholly-owned subsidiary of the Company. All of the subsidiaries will operate out of the Company's offices.

         On April 22, 1999, as part of its transaction with EnterTech Limited, the Company's board of director approved the changed of the Company's name to EnterTech Media Group, Inc. Now operating as EnterTech Media Group, Inc., the business shall be the business EnterTech Limited, as described below.

         As of June 15, 2000,  11,030,000  shares of the  Company's  100,000,000 authorized shares of common stock were issued and outstanding.

         The Company has not been subject to bankruptcy, receivership or any similar proceedings, nor have any of its subsidiaries.

(b)      Business of the Issuer

(1)      Principal Products and Services and Their Markets

         The business of EnterTech Limited is now being operated as the business of EnterTech Media Group, Inc. Accordingly, hereafter the business of EnterTech Media Group, Inc. and that of EnterTech Limited shall be described as the business of "EnterTech."

         EnterTech operates as a film production and distribution company. The Company utilizes technology such as High Definition Digital Video ("HDDV") to reduce the cost of film making in order to make, produce and distribute its films. The Company also intends to acquire other independent films that will provide the Company with a growing film library.

         Management has observed the current trends in the film industry whereby feature films are being made at huge costs often in excess of sixty million dollars with an additional sum for marketing that makes each major film's total cost an average of around one hundred million dollars plus. The Company believes that this is excessive and in most cases unprofitable and therefore has decided to focus its time and energy on creating films that have been recorded on a new format, High Definition Digital Video ("HDDV"). The intention is to then transfer each film onto 35 mm and release them theatrically. Subsequently the Company will distribute its films in all other formats i.e. Video, DVD, Cable and Television.

         The cost of filming on HDDV is attractive for a variety of economical reasons. The savings derive from many different areas including a much shorter production schedule which therefore requires talent for a period shorter than the norm, set-up times, small crews and the cost of film itself and the associated processing and delivery costs.

         The Company has formed a subsidiary called EnterTech Picture Corporation ("EPC") to make an ultimate target of six feature films per annum with budgets of under one million dollars per film. Each film will use the HDDV format.

         The Company's overall philosophy will be to produce programming with a heavy emphasis being placed on the youth market with music playing a key role in the finished films. The market is there to be addressed and the Company's challenge is to provide it with carefully targeted productions and soundtracks.

(2)      Distribution Methods

         The Board of EnterTech has formed a domestic distribution company called EnterTech Releasing Corporation, and has secured the services of Peter Marai to oversee its growth. Mr. Marai works for the Company on a film-by-film basis on mutually acceptable terms. Such terms vary from film to film. From 1998 to the present, Mr. Marai has been the Domestic Distribution Vice President of Cinequanon Pictures International where he has worked on releasing foreign language and independent films in the United States. From 1988 through 1997, Mr. Marai was the President of Connoisseur Video Collection, a company which he founded to release foreign language films on video. While at Connoisseur Video, Mr. Marai acquired and distributed over 100 titles, including Francoise Truffant's "Shoot the Piano Player" and "The Bolshoi at the Bolshoi-Sleeping Beauty." Films will be produced and or acquired for release in all formats. Initially theatrically and then on Video, DVD, Cable and Television and eventually the Internet.

         The Company also intends to form a unique and specialized DVD label which will develop an associated brand name for DVD releasing. This business may seek to establish a "DVD of the week or month Club" style of operation in order to develop customer loyalty.

Production, Prints and Advertising

         The Company's policy with regard to the necessary funding of productions and associated promotion, releasing and distribution costs will be to make use of any "off balance sheet financing." Generally speaking, "off balance sheet financing" refers to the use of funds from venture partners or from subsidies from third parties. By using such financing, the Company does not intend to use its own funds for the production of the films it produces. It will use established methods of film financing to avoid as far as possible any financial risk or burden to its shareholders in relation to such costs. For example, it is common practice in the film industry to bring in joint venture partners who provide the necessary production funds in return for a profit participation in the film. Additionally, the Company intends to make use of any appropriate tax subsidies and grants that are available for film making in various parts of the world.

         The Company has entered into a joint venture agreement with The Polan Group under the terms of which the Company and Polan Group agree to jointly finance and produce a feature length digital video film tentatively entitled "Level 9." This film has a production budget of $75,000, of with the Company has agreed to provide $37,500. The Company and the Polan Group agree to split net profits from this venture on a 50-50 basis. Production on the film has started and the Company has developed a website promoting the film, www.level9themovie.com.

(3)      Status of Publicly Announced New Products or Services

         The Company has issued press releases which describe its agreements with Intra Films and Le Studio Canal Plus for the acquisition of rights to the Films "not of the This World" and "It All Starts Today."

         On May 25, 1999, the Company entered into an agreement with Le Studio Canal Plus under the terms of which the Company gained distribution rights in the United States for the film "Ca Commence Aujourd'Hui" ("It All Starts Today"). Under the agreement, Le Studio Canal Plus granted the Company theatrical, Non-theatrical, public video, home video, commercial video, pay TV and free TV distribution rights to this film. Airline, Ship and Hotel distribution rights were not granted under the agreement. The agreement runs for a period of 10 years.

         On October 26, 1999, the Company entered into an agreement with Intra Films to acquired the "producer" rights to the film "Not Of This World" for a period of 21 years. Under the agreement, the Company obtained the exclusive copyright and all other rights to exploit this film, including all theatrical, non-theatrical, television, home video, music publishing, print and internet rights.

         On October 26, 1999 a press release appeared which discussed a "multi-million media agreement between the Company and Triangle Multi-Media Limited." On September 15, 1999 an article appeared in the Daily Variety and a press release appeared on September 14, 1999 both of which stated that the Company acquired "Pink Motel" and that the Company intends to "go public on Wall Street, has already applied for listing and has appointed Erik Jensen as vice president of international." The Company did not control the release of the October 26, 1999 press release, the September 15, 1999 article or the September 14, 1999 press release. The Company has not entered into a multi-million media agreement with Triangle Multi-Media Limited, has not acquired the rights to "Pink Motel," has not already applied for listing and has not appointed Erik Jensen as a vice president.

(4)      Competitive Business Conditions

         The Company faces well-established and well-funded competition. Motion pictures are produced and marketed by major film studios as well as a large number of smaller independent production companies. The Company will compete with these smaller independent production companies in the production and marketing of feature films. Many of the Company's competitors are well established organizations with extensive knowledge of the industry, marketing staffs and organizations, and financial resources greatly in excess of those available to the Company.

         Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that the Company will be able to compete successfully against current and future competitors. New technologies and the expansion of existing technologies may increase the competitive pressures of the Company in this area of its operations.

(5)      Dependence on Major Customers

         As indicated throughout this Item I, the Company is a reorganizational stage and is in the process of developing its new entertainment products and services. At this point in time, the Company has no major customers. Of course, the Company intends to develop a broad base of customers so its success is not dependent upon a few sources of revenue.

(6)      Intellectual Property

         The Company will regard its trade secrets and similar intellectual property as valuable to its business, and will rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, partners and others to protect its proprietary rights. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation or infringement of its intellectual property. The Company expects that it may license in the future, certain of its proprietary rights, such as trademarks or copyrighted material, to third parties. While the Company attempts to ensure that the quality of its brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of the Company's proprietary rights or reputation, which could have a material adverse effect on the Company. As of the time of the filing of this Form 10-KSB, the Company has no intellectual property rights.

(7)      Governmental Approval, Regulation and Environmental Compliance

         At this point in time, there is no need for governmental approval of the Company's intended principal products or services. However, recent high profile events have focused attention on the content of products and services offered by the entertainment industry. Specifically, some governmental review of a link, if any, between the violent content of some movies and crimes committed by members of the society viewing those movies has emerged. While the Company believes that it is unlikely that such scrutiny will result in governmental restrictions placed on the content of products in the entertainment industry, including those the Company intends to produce, such governmental restrictions have rarely been given such consideration and it is possible that restrictions on entertainment content could be imposed. At the time of the filing of this Form 10-KSB, however, it is unclear what form any such restrictions would take or how they would be enforced. Nonetheless, the Company is mindful of the fact that such matters are being reviewed on a national level.

         The Company anticipates that it will have no material costs associated with compliance with either federal, state or local environmental law.

(8)      Research and Development

         The Company intends to establish a small Research and Development team, composed of both core and rotating engineering and marketing personnel, who will develop and adopt new products, services, equipment, software and tools. The Company believes that the results of this work will allow the Company to enhance its services as well as its ability to provide those services effectively. During the last two years, EnterTech has not incurred costs in connection with research and development.

(9)      Employees and Facilities

         As of June 15, 2000, EnterTech had seven (7) full-time and three (3) part-time employees. The Company also employs independent contractors and other temporary employees. Such individuals perform basic business office clerical work such as answering the phones, producing correspondence and filing. The Company's consulting agreement with Peter Marai calls for Mr. Marai to oversee the growth of the Company's film distribution activities. Other members of management, specifically Mark Tolner and John Daly, devote a substantial amount of their time on the Company's business. They do so, however, on a non-exclusive basis. The Company estimated that Mr. Tolner devotes approximately 80% of his time to the Company's business and that Mr. Daly devotes approximately 70% of his time. Other employees devote all their time to the Company's business. The Company's day-today operations consist of seeking out and developing feature film projects from their inception through to a finished product and thence to theatrical, television and/or video distribution.

         None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be good. The Company expects the number of employees to grow significantly over the next twelve months. Competition for qualified personnel in certain areas of the Company's industry is intense, particularly among software development and other technical staff. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

         While the Company maintains a business office in Reno, Nevada the Company's executive offices are located in, and substantially all of its operating activities are conducted from office space located in Los Angeles, California. The Company does not own any real estate.

(c)      Reports to Security Holders

         Prior to filing its Form 10-SB with Securities and Exchange Commission on June 11, 1999, the Company had not been required to deliver annual reports. To the extent that the Company is required to deliver annual reports to security holders through its status as a reporting company, the Company shall deliver annual reports. Also, to the extent the Company is required to deliver annual reports by the rules or regulations of any exchange upon which the Company's shares are traded, the Company shall deliver annual reports. If the Company is not required to deliver annual reports, the Company will not go the expense of producing and delivering such reports. If the Company is required to deliver annual reports, they will contain audited financial statements as required.

         Prior to filing its Form 10-SB, the Company had not filed reports with the Securities and Exchange Commission. Now that the Company has become a reporting company, it is required to file Forms 10K-SB, 10Q-SB, 8-K along with appropriate proxy materials as the same become due. If the Company issues additional shares, the Company may file additional registration statements for those shares.

         The public may read and copy any materials the Company files with the Securities and Exchange Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by call the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).

--------------------------------------------------------------------------------
ITEM 2.           DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

         While the Company maintains a business office in Reno, Nevada the Company's executive offices are located in, and substantially all of its operating activities are conducted from office space located in Los Angeles, California. The Company subleases office space from Karzan Communications, Inc., in an office building located at 4929 Wilshire Boulevard, Suite 830, Los Angeles, California. The Company pays Karzan approximately $7,000 for such space. In addition, Nevada Agency and Trust Company, the Company's resident agent and transfer agent, maintains an office in Reno, Nevada and provides its corporate clients, including the Company, with office space as necessary. The Company also has use of a condominium in London, England as a branch office. To date, the Company has not taken advantage of the use of that facility. The Company has not entered into any written lease agreement regarding its offices in Reno or London and no business activities have been conducted in the London office to date. The Company believes that additional space will be required as its business expands and believes that it will be able to obtain suitable space as needed. The Company does not own any real estate, nor is the Company engaged in the business of investing in real estate or real estate mortgages.

--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         The Company is not party to, and none of the Company's property is subject to, any pending or threatened legal, governmental, administrative or judicial proceedings. The Company was involved in the legal proceedings described below, both of which have been resolved. Both actions involved the same circumstances and both actions were resolved by way of settlement between the parties. The parties agreed to dismiss with prejudice the action pending in the United States with each party bearing its own costs and attorneys fees. The action in England was struck out, again with each party bearing its own costs and fees.

1. Interlink Communications Group, Inc. v. Unisat, Inc., Sam Lupton, Richard Elliot- Square and Does 1 through 50. On or about April 1,

         1999, the Company filed a complaint in the District Court, Washoe County, State of Nevada naming itself as the plaintiff and Unisat, Inc., Sam Lupton and Richard Elliot-Square as defendants. The allegations in the complaint involve an agreement the Company had with an entity named Telforce Communications, Ltd. and an individual named Christopher James Clark to acquire all of the issued and outstanding shares of Telforce. The Company alleges that the individual defendants, one of whom was a director of the Company at the time of the Company's agreement with Telforce, caused Telforce to breach its agreement with the Company and enter into a different agreement with Unisat for the acquisition of Telforce. The Company alleges that defendants intentionally interfered with the Company's contractual rights, breach their fiduciary duties to the Company, engaged in unfair business practices, and were unjustly enriched by their actions, among other things. The complaint in that action does contain a specific dollar amount for monetary damages. The Company seeks an accounting of defendants' profits in the Unisat agreement for the acquisition of Telforce and seeks damages against the defendants. No counterclaim has been filed. This action has been dismissed.

2. Interlink Communications Group, Inc. v. Christopher James Clark. On or about April 22, 1999, the Company commenced an action in the High Court of Justice, Queen's Bench Division, in Great Britain naming itself as plaintiff and Christopher James Clark as the defendant. In that action, the Company alleges that Clark breached his agreement to sell the Company all of the issued and outstanding shares of Telforce Communications, Ltd., a Nevada corporation. The Company seeks an order of specific performance requiring Clark to honor his agreement to sell or, in the alternative, an award of damages against Clark for his failure to honor his agreement. This action has been struck out.

--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         The Company did not submit any matter to a vote of the shareholders in 1999.

PART II

--------------------------------------------------------------------------------
ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Market Information:

         The common stock of the Company currently is not trading on any exchange. Management anticipates that once the Company has cleared all comments the Securities and Exchange Commission's staff has on the Company's Form10-SB registration statement, and the amendments to that registration statement, that the Company will ask a market maker member of the NASD to apply for quotation privileges for the Company's shares on the OTC Bulletin Board system. It is the Company's understanding that all such comments must be cleared and that the Company must be current on its filings with the Commission prior to applying for an OTCBB trading symbol. To date, the Company has not entered into any negotiations or arrangements to make a market for its common stock.

         There has been no market for the Company's stock in the last two years. Accordingly, the Company has no range of high and low bid prices for the Company's common stock to report.

Holders:

         There were approximately 101 holders of record of the Company's common stock as of June 15, 2000. Of the 11,030,000 shares issued and outstanding, 10,530,000 shares are restricted. Of that amount 10,400,000 shares have been held for more than one (1) year and would be available to sale under Rule 144.

Dividends:

         The Company has never paid cash dividends on its stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business. The Company's continued need to retain earnings for operations and expansion are likely to limit the Company's ability to pay dividends in the future.

Options and Warrants.

         There are no outstanding options or warrants to purchase additional stock.

"Penny Stock"

         The Company's common stock is a "penny stock" as defined by the rules and regulations promulgated by the Securities and Exchange Commission. Pursuant to Section 3(a)(51)(A) of the Exchange Act of 1934, as amended, any equity security is considered to be a "penny stock" unless that security is:

         - Registered and traded on a national securities exchange meeting specified SEC criteria;

         -        authorized for quotation on NASDAQ;

         -        issued by a registered investment company;

         - excluded, on the basis of price of the issuer's net tangible assets, from the definition of the term by SEC rule; or

         -        exempted from the definition by the SEC.

Currently, the Company's common stock does not fall within any of these non-penny stock categories.

         The Commission's rules and regulations imposed disclosure, reporting and other requirements on brokers-dealers in penny stock transactions. In summary, these requirements are as follows:

Brokers and dealers, prior to effecting any penny stock transactions, must provide customers with a document that discloses the risks of investing in the penny stock market. Section 15(g)(2) requires such risk disclosure documents to:

         - contain a description of the nature and level of risk involved in the penny stock market;

         -        fully  describe  the  duties  of  the   broker-dealer  to  the
                  customer, and the rights and remedies available;

         - explain the nature of "bid" and "ask" prices in the penny stock market;

         - supply a toll-free telephone number to provide information on disciplinary histories;

         - describe all significant terms used in the risk disclosure document.

         Also, prior to the transaction the broker-dealer must obtain from the customer a manually signed and dated written acknowledgment of receipt of the disclosure document. The broker-dealers required to preserve a copy of the acknowledgment as part of its records.

         Brokers and dealers must disclose the bid and ask prices for penny stocks, the number of shares to which the prices apply, and the amount and description of any compensation received by the broker or dealer. Also, brokers and dealers are to provide each customer whose account contains penny stocks with a monthly statement indicating the market value of those stocks.

Recent Sales of Unregistered Securities

         On or about May 21, 1999, the Company issued 400,000 shares to Alexander H. Walker, Jr., an officer and director, in exchange for legal and business services to the Company. The shares issued to Mr. Walker were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificate representing such shares bears a restrictive legend reflecting the limitations on future transfer of those shares. All persons who received such stock were sophisticated investors and were able to acquire any information about the Company they so desired.

         In April of 1999, the Company authorized the issuance of 11,500,000 to John Daly as the Exchange Agent for the shareholders of EnterTech Limited in connection with the Exchanges Agreement between EnterTech Media Group, Inc. and EnterTech Limited. Under the terms of that Exchange Agreement, the Company was obligated to issue a minimum of 11,500,000 shares and a maximum of 15,000,000 shares of it common stock in exchange for all the issued and outstanding shares of EnterTech Limited. At the time of the Exchange Agreement, EnterTech Limited had 10,000,000 shares of common stock issued and outstanding. EnterTech Limited also was in the process of offering a minimum of 1,500,000 shares and a maximum of 5,000,000 shares of its common stock pursuant to a private placement memorandum. Because the Company was obligated to issue a minimum of 11,500,000 pursuant to the Exchange Agreement, it issued 11,500,000 shares of its common stock to John Daly, the exchange agent who was charged under the terms of the Exchange Agreement with assuring that the appropriate number of the Company's shares were issued to the shareholders of EnterTech Limited once EnterTech Limited's private placement was complete. 10,000,000 of these initial 11,500,000 shares were issued for the 10,000,000 shares of EnterTech Limited issued and outstanding apart from the private placement offering, and the remain 1,500,000 shares were issued for the exchange of the minimum number of shares EnterTech Limited was offering pursuant to tits private placement memorandum. The 10,000,000 shares of EnterTech Limited for which 10,000,000 of the initial issuance of 11,500,000 shares of EnterTech Media Group, Inc. was made are owned as follows:

         John Daly                          4,000,000
         Mark Tolner                        1,500,000
         Whyteburg Limited                  3,500,000
         Cullen Trading Limited             1,000,000

The private placement subsequently was terminated. The 1,500,000 shares issued in connection with the EnterTech Limited private placement have been returned to the Company.

         On or about October 22, 1999, the Company issued 20,000 shares of its capital stock to Morgounova Corp. in exchange for translation services rendered to the Company. Such services were valued at $2,000 and shares were issued at the rate of $0.10 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

         On or about October 29, 1999, the Company issued 5,000 shares of its capital stock to Mark Polan in exchange for business referral services. Such services were valued at $500 and shares were issued at the rate of $0.10 per share. Such shares were issued pursuant to the exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended.

         On or about October 29, 1999, the Company issued 5,000 shares of its capital stock to Jay Polan in exchange for business referral services. Such services were valued at $500 and shares were issued at the rate of $0.10 per share. Such shares were issued pursuant to the exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended.

         On or about December 9, 1999, the Company issued 100,000 shares of its capital stock to John Smallcombe in exchange for future services to be rendered to the Company in connection with its production efforts. Such services were valued at $10,000 and shares were issued at the rate of $0.10 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

--------------------------------------------------------------------------------
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

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

         During the next twelve-month period, the Company intends to develop its operations from capital contributions made by management and existing shareholders.  For example,  the Company has obtained  substantial  funding from

Whyteburg Limited, one of the Company's shareholders. To March 31, 2000, such funding from Whyteburg totaled $659,776. A loan agreement dated April 30, 1999 governs the terms of the loan of funds from Whyteburg. However, all amounts received from Whyteburg through the end of 1999, funds totaling $195,396, have been capitalized and are not carried on the Company's books as loans. Whyteburg has consented to and confirmed to the Company's auditors this treatment of such funds. At this point in time the success of the Company's future operation is entirely dependent on management and shareholder funding of operations. Management believes that it can provide sufficient funding for the Company's operations for the next 12 months. Also management will attempt to finance the production of its films through "off balance sheet" financing. Generally speaking, "off balance sheet financing" refers to the use of funds from venture partners or from subsidies from third parties. By using such financing, the Company does not intend to use its own funds for the production of the films it produces. It will use established methods of film financing to avoid as far as is possible any financial risk or burden to its shareholders in relation to such costs. For example, it is common practice in the film industry to bring in joint venture partners who provide the necessary production funds in return for a profit participation in the film. Additionally, the Company intends to make use of any appropriate tax subsidies and grants that are available for film making in various parts of the world. If such funding is insufficient to operate the Company, management will look to outside sources of funding such offerings of debt and equity securities. If management is unable to raise funds from sources outside of management, it is unlikely that the Company will be able to fund its plans to produce and market films and the Company's business plan will fail. The Company has no liquidation plans if appropriate funding is not received. The Company has not produced any films to date and its only basis for indicating that a any profit may be realized from its endeavors is the past experience of management, specifically John Daly, in the film industry.

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

         During the period ending December 31, 1999 management identified a number of feature films that it wishes the Company to produce and distribute and it began seeking the necessary off balance sheet funding for them. Production began on one such film entitled "Level 9" and principal photography was completed in December of 1999. The company expects to complete the film by August 31, 2000.

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

         The Company has been developing in house its own Internet Web Site which can be found at http://www.entertechmedia.com and also a site to promote Level 9 which can be found at http://www.level9themovie.com. In order to develop its Internet presence management intends to develop relationships for the Company with existing Internet sites.

         If the Company's business plans fail, the Company may or may not be operated as a "shell" corporation.

         From time to time the Company may evaluate potential acquisitions involving complementary businesses, content, products or technologies. The Company has no present agreements or understanding with respect to any such acquisition.

--------------------------------------------------------------------------------
ITEM 7.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)






                                TABLE OF CONTENTS

                                                                    Page No.
                                                                    --------

ACCOUNTANT'S AUDIT REPORT                                             F-1

FINANCIAL STATEMENTS

              Balance Sheets                                        F-2 - F-2A

              Statements of Operation                                 F-3

              Statements of Changes in Stockholder's Equity           F-4

              Statements of Cash Flows                                F-5

NOTES TO FINANCIAL STATEMENTS                                       F-6 - F-8

                           ENTERTECH MEDIA GROUP, INC
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)

                              FINANCIAL STATEMENTS

                   APRIL 30, 1999, DECEMBER 31, 1998 AND 1997

W.

DALE McGHIE                                   Town & Country Plaza
CERTIFIED PUBLIC ACCOUNTANT                   1539 Vassar St. Reno, Nevada 89502
                                                               Tel: 775-332-7744
                                                               Fax: 775-332-7747

To the Board of  Directors
EnterTech Media Group, Inc., and Subsidiaries,
(Formerly Armas International Corporation, Inc.)
Reno, Nevada

                            ACCOUNTANT'S AUDIT REPORT

I have audited the accompanying balance sheets of EnterTech Media Group, Inc., and Subsidiaries - A Development Stage Enterprise - (formerly Armas Intl. Mfg. Co., Inc.) as of December 31, 1999, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended, and from inception of the development stage to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above, present fairly in all material respects the financial position of EnterTech Media Group, Inc., and Subsidiaries - A Development Stage Enterprise - (formerly Armas Intl. Mfg. Co., Inc.), as of December 31, 1999, 1998 and 1997, and the results of their operations, changes in stockholders' equity and their cash flows for the years then ended and from inception of the development stage to December 31, 1999, in conformity with generally accepted accounting principals.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. As discussed in Notes 1 and 4 to the financial statements, the Company became active and its ability to continue as a going concern is dependent on attaining future profitable operations. The financial statements do not include and adjustments that might result from the outcome of this uncertainty.

By:/s/Dale McGhie
-----------------
      Dale McGhie
      Certified Public Accountant

Reno, Nevada
April 13, 2000

                         ENTERTECH MEDIA GROUP, INC.
                               AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                    (FORMERLY ARMAS INTL. MFG. CO., INC.)
                                BALANCE SHEETS

                       December 31, 1999, 1998 and 1997

                                     ASSETS

                                                   1999       1998      1997
                                                 --------   -------   --------
        CURRENT ASSETS

           Cash                                  $ 12,946   $  --     $   --
           Other Receivables                       33,347
           Travel Advances                          1,722      --         --
                                                 --------   -------   --------

                   Total Current As                48,015      --         --
                                                 --------   -------   --------
        EQUIPMENT

           Equipment                               17,190      --         --
           Vehicles                                57,000      --         --
                                                 --------   -------   --------

                                                   74,190      --         --
        Less accumulated depreciati                 7,419e 1   --         --
                                                 --------   -------   --------

                                                   66,771      --         --
                                                 --------   -------   --------
        OTHER ASSETS

           Advances on Film Rights                117,797      --         --
           Work in Process - Films                 37,573      --         --
           Investments - Securities                   440      --         --
                                                 --------   -------   --------

                                                  155,810      --         --
                                                 --------   -------   --------

           Total Assets                          $270,596   $  --     $   --
                                                 ========   =======   ========
                                       F-2

                         ENTERTECH MEDIA GROUP, INC.
                               AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                    (FORMERLY ARMAS INTL. MFG. CO., INC.)
                                BALANCE SHEETS
                       December 31, 1999, 1998 and 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable                                  $   7,053    $    --      $    --
                                                     ---------    ---------    ---------

OTHER LIABILITIES
   Deferred Income                                     100,000         --           --
                                                     ---------    ---------    ---------
STOCKHOLDERS'  EQUITY- Note 1
   Common Stock ($0.001 par
      value) 100,000,000 Shares Authorized;
      11,030,000 Issued and Outstanding  on
      Decemberl 31, 1999,  500,000 on
      December 31, 1998,
      and 383,333 on December 31, 1997                  11,030          500          383
   Additional Paid in Capital,                         537,723       56,891       55,758
   Retained Earnings (deficit) Accumulated
      Before the Development Stage                     (57,391)     (57,391)     (56,141)
   Deficit Accumulated During the
      Development Stage                               (327,819)        --           --
                                                     ---------    ---------    ---------
   Total Stockholder's Equity                          163,543         --           --
                                                     ---------    ---------    ---------
   Total Liabilities and
     Stockholder's Equity                            $ 270,596    $    --      $    --
                                                     =========    =========    =========


    The accompanying notes are an integral part of these financial statements

                                       F-2A

                         ENTERTECH MEDIA GROUP, INC.
                               AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                    (FORMERLY ARMAS INTL. MFG. CO., INC.)
                           STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDING DECEMBER 31, 1999,1998 AND 1997

                                                                                   Inception of
                                                                                   Development
                                                                                      Stage
                                              1999         1998          1997      Cumulative
                                           ---------    ---------     ---------    ----------

REVENUE                                    $    --      $    --                    $     --
                                           ---------    ---------     ---------    ----------


EXPENSE

   Outside Services & Wages                  155,832         --            --         155,832
   Promotional Costs                          24,918         --            --          24,918
   Legal & Accounting                          8,433        1,250          --           8,433
   Occupancy Costs                            28,256         --            --          28,256
   Communicationn Costs                       15,218         --            --          15,218
   Office Expense                             31,919         --            --          31,919
   Travel & Entertainment                     49,410         --            --          49,410
   Depreciation & amortization                13,833         --            --          13,833
                                           ---------    ---------     ---------    ----------

                         Total Expense       327,819        1,250          --         327,819
                                           ---------    ---------     ---------    ----------

   Net Income (Loss)                       $(327,819)   $  (1,250)    $    --      $ (327,819)
                                           =========    =========     =========    ==========

   Net Income (Loss) Per Share  (Note 1)   $  (0.049)   $  (0.003)    $   N/A
                                           =========    =========     =========

     The accompany notes are an integral part of these financial statements

                         ENTERTECH MEDIA GROUP, INC.
                               AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                    (FORMERLY ARMAS INTL. MFG. CO., INC.)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDING DECEMBER 31, 1999, 1998 AND 1997

                                                                       Retained   Deficit Accum.
                                               Common     Additional   Earnings   During the
                                               Stock   paid in Capitol (Deficit)  Developmt. Stg.
                                             ---------    ---------    ---------    ---------
Balance, January 1, 1995,
       2,063,749 Shares                      $  10,319    $  45,822    $ (56,141)   $    --
Retroactive restatement of par value
      in common stock                           (8,255)       8,255         --           --
Retroactive restatement of 6 for 1
      reverse stock split                       (1,720)       1,720         --           --
                                             ---------    ---------    ---------    ---------
Restated Balance, January 1, 1995,
   343,958 shares                                  344       55,797      (56,141)        --
Issue of 39,375 shares of common
     stock for services on May 22, 1995
     recorded at no value                           39          (39)        --           --
                                             ---------    ---------    ---------    ---------

Balance, December 31, 1995, 383,333 shares         383       55,758      (56,141)        --

Net income for the year ending
       December 31, 1996 and 1997                 --           --           --           --

Issue of 116,667 shares of common
     stock for services on July 31, 1998           117        1,133         --           --
Net income for the year ending
       December  31, 1998                         --           --         (1,250)        --
                                             ---------    ---------    ---------    ---------

Balance December 31, 1998,
     500,000 Shares                                500       56,891      (57,391)        --

Issue of 400,000 shares of common
     stock for services on April 21, 1999,
     recorded at invoice amount                    400          600         --           --
Sale of 10,000,000 shares of common stock
     for cash on April 22, 1999  (Note 2),
     11,500,000 shares                          10,000      271,966         --           --
Issue of 130,000 shares of common
   for services valued at $13,000
   October and December 1999                       130       12,870         --           --
Capital contributed from Shareholder              --        195,396         --           --
Net (loss) for the year
     ending December 31, 1999                     --           --           --       (327,819)
                                             ---------    ---------    ---------    ---------

Balacne December 31, 1999
   11,030,000 shares                         $  11,030    $ 537,723    $ (57,391)   $(327,819)
                                             =========    =========    =========    =========

    The accompanying notes are an integral part of these financial statements

                         ENTERTECH MEDIA GROUP, INC.
                               AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                    (FORMERLY ARMAS INTL. MFG. CO., INC.)
                             STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDING DECEMBER 31, 1999, 1998 AND 1997

                                                                                   Deficit
                                                                                     From
                                                                                   Inception of
                                                                                   Development
                                                      1999         1998     1997     Stage
                                                   ---------    ---------    ---   ---------
Cash Flows Operating Activities

   Net (Loss)                                      $(327,819)   $  (1,250)   $--   $(327,819)
    Adjustments to Reconcile Net Income to
       Net Cash provided by operation activities
             Depreciation and Amortization            13,833         --       --      13,833
             Stock issued for Services                14,000        1,250     --      14,000
   Changes in Operating Assets and
   liabilities:
   Advances and Receivables                          (35,069)        --       --     (35,069)
   Organizational Costs                               (6,414)        --       --      (6,414)
   Increase in Other Assets                         (155,370)        --       --    (155,370)
   Increase in Accounts Payable                        7,053         --       --       7,053
                                                   ---------    ---------    ---   ---------

   Net Cash used by Operating Activities            (489,786)        --       --    (489,786)
                                                   ---------    ---------    ---   ---------

Cash Flows Investing Activities

   Purchase of Equipment and Vehicle                 (74,190)        --       --     (74,190)
   Purchase of Securities                               (440)        --       --        (440)
                                                   ---------    ---------    ---   ---------

   Net Cash used by Investing Activities             (74,630)        --       --     (74,630)
                                                   ---------    ---------    ---   ---------

Cash Flows Financing Activities

   Proceeds from Issuance of
        Debt                                         100,000         --       --     100,000
        Common Stock                                 477,362         --       --     490,232
                                                   ---------    ---------    ---   ---------

   Net Cash provided by Financing Activities         577,362         --       --     590,232
                                                   ---------    ---------    ---   ---------

    Net Increase (Decrease) in Cash                   12,946         --       --      25,816

    Cash at Beginning of Period                         --           --       --        --
                                                   ---------    ---------    ---   ---------

    Cash at End of Period                          $  12,946    $    --      $--   $  25,816
                                                   =========    =========    ===   =========

    The accompanying notes are an integral part of these financial statements

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND ORGANIZATION:

EnterTech Media Group, Inc., and Subsidiaries (formerly Armas Intl. Mfg. Co., Inc., dba Inter-Link Communications Group, Inc.), hereafter referred to as the Company, is a Nevada Corporation and a Development Stage Enterprise as defined by FASB's Statements of Financial Accounting Standards ("SFAS") 7. Since the beginning of 1999, the Company devoted all of its efforts to establishing a new business. Planned principal operations to produce and distribute films has commenced, production rights have been secured and services contracted out.

The Company was incorporated November 17, 1986, under the name Stones Stores, Inc. The Company changed its name in 1987 to Stone International, Inc., and again in 1990 to Armas Intl. Mfg. Co., Inc. The Company became inactive in 1989 and remained inactive until 1999. On April 22, 1999, the Company charged it's name to EnterTech Media Group, Inc., and authorized capital stock of 100,000,000 shares with a par value of $.001 per share (following a 6 to 1 reverse split in October 1998). These financial statements reflect the changes made in the Company's name and the par value of common stocks retroactively. See also Note 2.

Prior to 1995, all books and records were destroyed. Federal income tax returns have been prepared for the years ending December 31, 1998 and 1997 based on these financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of Entertech Media Group, Inc., and its wholly-owned subsidiary, EnterTech Limited (along with EnterTech Limited's subsidiaries, EnterTech Picture Corporation and EnterTech Releasing Corporation). See also notes 2 and 3. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported accounts and disclosures. Accordingly, actual results could differ from these estimates.

REVENUE RECOGNITION:

revenues on motion pictures are recognized on show dates under both percentage of receipts and flat fee arrangements. Nonrefundable guarantees are deferred and recognized as revenue as show dates occur. Outright dales of motion jpictures are recoqnized as revenue as of date of sale.

PRODUCTION COSTS:

Production costs of motion pictures are capitalized as inventory and amortized using the individual-film-forecast method.

PROPERTY AND EQUIPMENT:

Property and Equipment are recorded at cost and depreciated over their useful lives using the straight line method.

EARNINGS PER SHARE:

The earnings per share calculation is based on the weighted average number of shares outstanding during the period: 6,670,000 shares in 1999; 431,944 shares in 1998; and 383,333 shares in 1997.

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES:

Inventories are stated at the lower of cost or market. Film costs are segregated between current and non-current assets. Unamortized cost of films released, completed films not released and television films in production under contract of sale are current assets. All other capitalized film costs are classified as non-current assets.

ORGANIZATIONAL COSTS:

The Company has adopted Statement of Position ("SOP") 98-5 "Reporting on the costs of start-up activities" issued in April 1998 by the Accounting Standards Executive Committee of the American institute of Certified Public Accountants. Pursuant to SOP 98-5, organizational costs are expensed as incurred instead of being capitalized and amortized.

DIVIDEND POLICY:

The company has not paid dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

INCOME TAXES:

The Company adopted Financial Accounting Statement No. 109,"Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been i9ncluded in the financial statements or tax returns. The Company made the required calculation based upon the difference between financial statements and tax bases of assets and liabilities using tax rates in effect for the year in which the differences were expected to reverse.

CASH EUIVALENTS:

The Company records as cash equivalents all highly liquid short-term investments with original maturates of three months or less.

NOTE 2 - OPERATING LOSS CARRYFORWARD:

A deficit of $57,391 reflected on the financial statements from prior losses will not be available as a net operating loss carry forward because of change in ownership and business purpose. The current period loss of $11,951 will be available to offset future taxable income for 15 years.

NOTE 3 - BUSINESS ACQUISITIONS

On April 22, 1999, the Company acquired EnterTech Limited, a Nevada corporation, in a business combination accounted for as a combination of entities under common control. EnterTech Limited had previously been known as EnterTech Media Group, but exchanged names with the Company in conjunction with the business combination. EnterTech Limited, which plans to engage in film production and distribution, became a wholly-owned subsidiary of the Company through the exchange of 10,000,000 shares of the Company's common stock for all of the outstanding stock of EnterTech Limited. The acquisition has been accounted for as a combination of entities under common control which is similar to a pooling of interests. Accordingly, the accompanying financial statements are restated for all periods presented to give effect to the combination. Assets and liabilities are reflected at their original cost bases using the pooling of interests method.

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 4 - PRIVATE PLACEMENT

On March 31, 1999, EnterTech Limited (then known as EnterTech Media Group as discussed in Note 2) offered a minimum of 1,500,000 shares and a maximum of 5,000,000 chares of its common stock in units of 25,000 at a price of $1.00 per share pursuant to a Private Placement Memorandum. Subsequently, this private placement was cancelled.

NOTE 5 - DEPOSIT ON FILM PRODUCTION:

The Company has accepted a deposit of $100,000 that is to be used for production costs of a film. The deposit is to be repaid from the final budget and no later than the first day of principal photography.

NOTE 6 - UNCERTAINTY REGARDING GOING CONCERN:

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern is dependent on attaining future profitable operations. If operations do not become profitable, then substantial doubt exists about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

--------------------------------------------------------------------------------
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

         There have been no disagreements with the Company's independent accountants over any item involving the Company's financial statements. The Company's independent accountant is W. Dale McGhie, Town & Country Plaza, 1539 Vasser Street, Reno, Nevada 89502.

PART III

--------------------------------------------------------------------------------
ITEM 9.           DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

(a)  Directors and Executive Officers

         As of June 15, 2000, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

                                                      Period Served As
Name                        Age   Position            Director
----                        ---   --------            --------
John Daly                    63   Chairman of the     October 1999 to present
                                  Board and a
                                  Director

Mark Tolner                  44   President,          March 1999 to present
                                  Treasurer and
                                  Director

Alexander H. Walker, Jr.     74   Secretary and       March 1999 to present
                                  Director

*The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

(b)      Business Experience:

         John Daly, age 63, is Chairman of the Board and a Director of the Company. He has dedicated his life to the entertainment industry. With a partner, Mr. Daly formed Hemdale which has packaged, financed and produced motion pictures. Through Hemdale, Mr. Daly has been involved in the production of many motion pictures including the Oscar- winning Best Pictures, "Platoon" and "Last Emperor", the award winning "Hoosiers" and "At Close Range". Other films in which he and Hemdale participated include "The Terminator", the Cannes award winner "Images," "The Triple Echo", "The Falcon and the Snowman" and "Hidden Agenda".

         Mark Tolner, age 44, is the President, Treasurer and a Director of the Company. Mr. Tolner's background is in international business, financial and investment management, areas in which he generally has worked during the last eight years. In this regard, Mr. Tolner has been involved with the conceptualizing, negotiating, funding and managing the joint venture vehicle used in the expansion of the a chain of specialist sandwich retailers in London, England. He has negotiated the acquisition from a Danish Venture Capital company of a controlling interest in an company with joint ventures in television data broadcasting with CNN and Reuters. He also has worked on a debt restructuring for the Brazilian State owned shipping line Lloyd Brasiliero cn.

         Alexander H. Walker, Jr., age 74, is the Secretary and a Director of the Company. He received his B.A. from Waynesburg College in 1950 and his J.D. from the University of Pittsburgh School of Law in 1952. Since 1956, Mr. Walker has been a practicing attorney, with his practice including trial and transactional work, with an emphasis on corporate securities matters. From 1955 to 1956, he served as the Attorney in Charge of the Salt Lake City, Utah Branch of the United States Securities and Exchange Commission, first serving as the Attorney Advisor for the Division of Corporate Finance in Washington, D.C. from 1954 to 1955. From 1956 through the present, Mr. Walker has maintained a private practice. He maintains licenses in both Utah and Pennsylvania. Mr. Walker also in an owner of Nevada Agency and Trust Company, the Company's transfer agent, and Hidden Splendor Resources, Inc., a Company shareholder. Hidden Splendor owns mining properties in Utah, Colorado and Nevada. Mr. Walker devotes part of his time to businesses of Nevada Agency and Trust Company and Hidden Splendor Resources, Inc. Prior to the election of Mr. Tolner as President of the Company, Mr. Walker served as the Company's President. He served as the Company's President from 1996 until 1998.

(c)      Directors of Other Reporting Companies:

         Mr. Walker also is a director of Talk Visual Corp. whose shares are traded under the symbol TVCP on the OTC Bulletin Board market. Talk Visual Corp. is the video-telephone communication business. He also is an officer and director of Harvard Scientific Corp. whose shares are traded under the symbol "VGEN" on the Over-the-Counter Bulletin Board market. Harvard is developing medical treatments for human sexual dysfunction. He also is a director of FilmWorld, Inc. whose shares have no quoted value. FilmWorld is in the same general business as the Company. Mr. Tolner and Mr. Daly also are directors of FilmWorld.

(d)      Employees:

         The officers and directors who are identified above are the current significant employees of the Company. Mr. Tolner spends a majority of his time on the business operations of the Company, but performs services for the Company on a non-exclusive basis. Mr. Walker spends whatever time is required on the Company's business, also on a non-exclusive basis. Neither Mr. Tolner nor Mr. Walker have any experience in film production. The Company will rely on Mr. Daly's experience in the film industry in connection with its operations. Mr. Daly spends whatever time is required of him on the Company's business, but does so on a non-exclusive basis.

(e)      Family Relationships:

         There are no family relationships between the directors, executive officers or any other person who may be selected as a director or executive officer of the Company.

(f)      Involvement in Certain Legal Proceedings:

         None of the officers, directors, promoters or control persons of the Company have been involved in the past five (5) years in any of the following:

         (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         (2) Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any Court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         (4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

         The officers and directors who are identified above are significant employees of the Company.

(g)      Section 16a Beneficial Ownership Compliance

         The officers, directors and beneficial owners of more than 10% of the Company's common stock have filed their initial statements of ownership on Form
3. Forms 5 have been filed for the year ended December 31, 1999.

--------------------------------------------------------------------------------
ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The Company has not compensated its management in the last three years. However, the following table sets forth information about compensation paid or accrued during the years ended December 31, 1999, 1998 and 1997 to the Company's officers and directors. None of the Company's Executive Officers earned more than $100,000 during the years ended December 31, 1999, 1998 and 1997.


                                                 Summary Compensation Table
                                                              Long Term Compensation
                            Annual Compensation       Awards                      Payouts
                           ---------------------   ------------                  ---------
                                                   (e)                 (g)
                                                  Other     (f)      Securities         (i)
 (a)                                              Annual  Restricted Under-     (h)     Other
Name and                             (c)    (d)   Compen- Stock      Lying      LTIP    Compen-
Principal                   (b)    Salary  Bonus  sation  Awards     Options/   Payouts sation
Position                    Year   $       ($)     ($)     ($)       SARs(#)    ($)     ($)
--------                   ------  ------  -----  ------  -----      --------   ------  ----
John Daly
Chairman and               1999    $ None  $ None $ None  $ None     None       None    None
Director                   1998    $ None  $ None $ None  $ None     None       None    None
                           1997    $ None  $ None $ None  $ None     None       None    None
Mark Tolner
President,                 1999    $ None  $ None $ None  $ None     None       None    None
Treasurer and              1998    $ None  $ None $ None  $ None     None       None    None
Director                   1997    $ None  $ None $ None  $ None     None       None    None
Alexander H. Walker, Jr
Secretary and              1999    $ None  $ None $ None  $ None     None       None    None
Director                   1998    $ None  $ None $ None  $ None     None       None    None
                           1997    $ None  $ None $ None  $ None     None       None    None

--------------------------------------------------------------------------------
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

(a)      5% Shareholders:

         The following information sets forth certain information as of June 15, 2000 about each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock:


                           (2)
(1)                Name and Address                            (3)                         (4)
Title              of Beneficial                      Amount and Nature of             Percent of
of Class           Owner                              Beneficial Ownership                Class
--------           -----                              --------------------                -----
Common             John Daly                                 4,000,000                    36.3%
                   1255 Norman Place, Brentwood
                   Los Angeles, CA   90049

Common             Whyteburg Limited                         3,500,000                    31.7%
                   P.O. Box 3463 Road Town
                   Tortola BVI

Common             Mark Tolner                               1,500,000                    13.6%
                   4929 Wilshire Blvd., #830
                   Los Angeles, CA   90010

Common             Cullen Trading LTD                        1,000,000                     9.1%
                   c/o Kerman & Co. Wentworth
                   House S St. James Square
                   London, England SW1 Y4JU

(b)      Security Ownership of Management:



                           (2)
(1)                Name and Address                            (3)                         (4)
Title              of Beneficial                      Amount and Nature of             Percent of
of Class           Owner                              Beneficial Ownership                Class
--------           -----                              --------------------                -----

Common             John Daly                                  4,000,000                   36.3%
                   1255 Norman Place, Brentwood
                   Los Angeles, CA   90049

Common             Mark Tolner                                1,500,000                   13.6%
                   4929 Wilshire Blvd., #830
                   Los Angeles, CA 90010

Common             Alexander H. Walker, Jr.                     528,181 1                  4.8%
                   1700 Coronet Drive
                   Reno, Nevada 89509

                   All Directors and                          6,028,181                   54.7%
                   Officers as a Group
--------------------------------------------


         (1) Of this amount 106,750 shares are owned by a Nevada corporation named Hidden Splendor Resources, Inc., of which Mr. Walker is an officer and director and 21,431 shares are owned by a Nevada corporation named Nevada Agency & Trust Company, of which Mr. Walker also is an officer and director. With his wife, Mr. Walker owns a controlling interest in both Nevada Agency and Trust and Hidden Splendor. The remaining 400,000 shares are owned by Mr. Walker in his own name.

(c)      Changes in Control:

         There is no arrangement which may result in a change in control.

--------------------------------------------------------------------------------
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         During the past two (2) years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's common stock, except as disclosed in the following paragraphs. The Company has no policy as such of entering into transactions with affiliates.

         From time to time, the Company uses office space at the offices of Nevada Agency and Trust Company, the Company's transfer agent. Alexander H. Walker, Jr., an officer and director of the Company, is an owner of Nevada Agency and Trust Company. Though the Company uses Nevada Agency and Trust's services, amounts paid by the Company do not total more than $60,000 per year.

         Also, John Daly, Mark Tolner and Alexander H. Walker, Jr. can be deemed as promoters of the Company. They have received compensation from the Company as disclosed below.

         During April of 1999, management entered into an Exchange Agreement with a Nevada corporation named EnterTech Limited. Under the terms of that Exchange Agreement, the Company was obligated to issue a minimum of 11,500,000 shares and a maximum of 15,000,000 shares of it common stock in exchange for all the issued and outstanding shares of EnterTech Limited. At the time of the Exchange Agreement, EnterTech Limited had 10,000,000 shares of common stock issued and outstanding. EnterTech Limited also was in the process of offering a minimum of 1,500,000 shares and a maximum of 5,000,000 shares of its common stock pursuant to a private placement memorandum. Because the Company was obligated to issue a minimum of 11,500,000 pursuant to the Exchange Agreement, it issued 11,500,000 shares of its common stock to an exchange agent who was charged under the terms of the Exchange Agreement with assuring that the appropriate number of the Company's shares are issued to the shareholders of EnterTech Limited once EnterTech Limited's private placement was complete. 10,000,000 of these initial 11,500,000 shares were issued for the 10,000,000 shares of EnterTech Limited issued and outstanding apart from the private placement offering, and the remain 1,500,000 shares were issued for the exchange of the minimum number of shares EnterTech Limited was offering pursuant to its private placement memorandum. Because no consideration was paid for these 1,500,000 shares, their issuance and return are not reflected on the Company's financial statements, though the issuance and return of these shares do appear on the Company's stock transfer records. Mr. Tolner, the Company's President signed the exchange agreement on behalf of both the Company and EnterTech Limited. The private placement was terminated following the filing of the Company's Form 10-SB. The 1,500,000 shares issued in connection with the EnterTech Limited private placement will be returned to the Company. The 10,000,000 shares issued pursuant to the Exchange Agreement were issued as follows:

                  John Daly                                   4,000,000
                  Mark Tolner                                 1,500,000
                  Whyteburg Limited                           3,500,000
                  Cullen Trading Limited                      1,000,000

         The principals of Whyteburg Limited are Christopher Langenauer and Margrith Burer. The principals of Cullen Trading are Jason Tabone and Stephen Hirst

         On or about April 30, 1999, the Company entered into an agreement with Whyteburg Limited under the terms of which Whyteburg agreed to loan the Company funds as needed from time to time. The principal of funds forwarded by Whyteburg carries interest at the rate of 1% per annum. The Company can repay the loaned amounts, or any part thereof, at any time. English law governs the terms of the loan agreement. Through March 31, 2000, Whyteburg has provided the Company with $659,776 under the terms of this agreement. However, all amounts received from Whyteburg through the end of 1999 have been capitalized and are not carried on the Company's books as loans. Whyteburg has consented to this treatment of such funds.

         EnterTech Limited owns 100% of the issued and outstanding shares of two subsidiaries, EnterTech Picture Corporation and EnterTech Releasing Corporation, also Nevada corporations.

         On or about May 21, 1999, the Company issued 400,000 shares to Alexander H. Walker, Jr., an officer and director, in exchange for legal and business services to the Company. The shares issued to Mr. Walker were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificate representing such shares bears a restrictive legend reflecting the limitations on future transfer of those shares.

         On July 31, 1998, prior to the six for one reserve split of the Company's shares, the Company issued a total or 700,000 to the following individuals in consideration of the payment of the Company's debt of approximately $1,333 to Nevada Agency and Trust Company, the Company's transfer agent and resident agent:

         Amanda Cardinalli                    96,000          pre-split shares
         Alexander H. Walker III              96,000          pre-split shares
         Timotha Kent                         96,000          pre-split shares
         Hidden Splendor Resources           288,000          pre-split shares
         Nevada Agency and Trust Company     124,000          pre-split shares

This stock was issued in accordance with the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The amount of debt extinguished was less than $60,000.

         Also, the Company intends to enter into 2-year employment agreements individuals the Company deems vital the Company's operations. These individuals are Mark Tolner, an officer and director and John Daly. Pursuant to these employment agreements, Mark Tolner will be compensated for his services at the rate of $120,000 per year, and John Daly will be compensated for his services at the rate of $120,000. The Company's board of directors may increase the base salary of these individuals, as it deems appropriate.

         The employment agreements will provide that if Messrs. Tolner and Daly are terminated by the Company without Just Cause (as defined in the employment agreements), each will be entitled to the lesser of (i) his base salary for one year from the termination plus the value of any benefits, or(ii) the aggregate amount of his base salary plus the value of any benefits during the balance of the agreements.

         The employment agreements also will provide that Messrs. Tolner and Daly will not, during the term of the Agreements or thereafter, disclose any confidential information of the Company without prior approval of the Company. The agreements also will provide that Messrs. Tolner and Daly will not, during the term of the Agreements and for a period of one year thereafter, participate in any business that competes with the Company or solicit any of the Company's employees or customers or otherwise interfere with the relations of the Company. State and or federal courts may or may not enforce such restrictions. Currently, no such agreement have been signed.

--------------------------------------------------------------------------------
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         To management's knowledge, the company has not filed any reports on Form 8-K during the last year.

Assigned
Number      Description
------      -----------
(2)         Plan  of  acquisition,   reorganization,   arrangement,  liquid,  or
            succession: Exchange Agreement by and Between EnterTech Media Group,
            Inc. and EnterTech Limited.  Previously  included with the Company's
            Form 10-SB filed on June 11, 1999.

(3)(i) Articles of Incorporation dated November 17, 1986; Amendment to Articles of Incorporation dated May 1, 1987; Amendment to Articles of Incorporation dated May 10, 1990; Amendment to Articles of Incorporation dated October 23, 1998; ; and Amendment to Articles of Incorporation dated June 1, 1999. Previously included with the Company's Form 10-SB filed on June 11, 1999.

(3)(ii) By-laws of the Company: Previously included with the Company's Form 10-SB filed on June 11, 1999.

(4)         Instruments  defining  the rights of holders  including  indentures:
            None

(9)         Voting Trust Agreement:     None

(10) Material Contracts: The Exchange Agreement by and Between EnterTech Media Group, Inc. and EnterTech Limited listed above is incorporated herein by this reference. Consulting Agreement dated March 1, 1999. Previously included with the Company's Form 10-SB filed on June 11, 1999.

            April 30, 1999 Agreement with Whyteburg Limited. Included with the Company's Amended Form 10-SB filed in June 2000.

            May 25, 1999 Agreement with Le Studio Canal Plus. Included with the Company's Amended Form 10-SB filed in June 2000.

            October 26, 1999 Agreement with Intra Films. Included with the Company's Amended Form 10-SB filed in June 2000.

            November 17, 1999 Joint Venture Agreement with the Polan Group. Included with the Company's Amended Form 10-SB filed in June 2000.

(11) Statement regarding computation of per share earnings: Computations can be determined from the financial statements.

(16)        Letter on change in certifying accountant: None

(21)        Subsidiaries  of  the  registrant:   Previously  included  with  the
            Company's Form 10-SB filed on June 11, 1999.

(24)        Power of Attorney:          None

(27)        Financial Data Schedule:    Included

(99)        Additional Exhibits:        None


--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   June 15, 2000.

                                      ENTERTECH MEDIA GROUP, INC.


                                      By:/s/ Mark Tolner
                                      ------------------
                                             Mark Tolner
                                             President