Form 10QSB
period 2000-03-31
ENTERTECH MEDIA GROUP INC
filed 2000-06-16
CIK 1088569

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                -------------------------------------------------
                             SECURITIES ACT OF 1934

                  For the Quarterly period ended March 31, 2000
                         Commission File Number 0-27599

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

 __X___Yes  _____ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                   11,030,000
                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                    -----------------------------------------
                                 On June 9, 2000
                                 ---------------

Traditional Small Business Disclosure Format (Check One):

  X__ Yes _____ No

ITEM 1.  Financial Statements


                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                                 BALANCE SHEETS

                                     ASSETS

                                                                  March 31,       December 31,
                                                                    2000             1999
                                                                 (Unaudited)      (Audited)
                                                                 -----------      ------------
Current Assets:
     Cash and cash equivalents                                   $ 40,292          $ 12,946
      Advances                                                     11,064             1,722
      Deposits                                                     10,000              --
      Other Receivables                                             7,570            33,347
                                                                 --------          --------

          Total Current Assets                                     68,926            48,015
                                                                 --------          --------

Property, Plant, & Equipment:

      Vehicle                                                      57,000            57,000
      Equipment                                                    21,930            17,190
     Website  Development                                           5,600                 0
                                                                 --------          --------

                                                                   84,530            74,190
     Less: Accumulated Depreciation                                 7,419             7,419
                                                                 --------          --------

              Total Property, Plant & Equipment                    77,111            66,771
                                                                 --------          --------

Other Assets

     Advances on film rights                                      247,390           117,797
      Work  in  Process-Films                                     100,744            37,573

     Investments-Securities                                           440               440
                                                                 --------          --------

               Total  Other  Assets                               348,574           155,810
                                                                 --------          --------

          TOTAL OTHER  ASSETS                                    $494,611          $270,596
                                                                 ========          ========


    The accompanying Notes are an integral part of these financial statements

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                       LIABLITIES AND STOCKHOLDERS' EQUITY

                                                                         March 31,     December 31,
                                                                           2000           1999
                                                                        (Unaudited)     (Audited)
                                                                       -----------    -----------
Current Liabilities:
     Accounts  Payable                                                 $     6,175    $     7,053
     Visa Account                                                            1,759           --
                                                                       -----------    -----------
            Total Current Liabilities                                        7,934          7,053
Long Term Liabilities:
       Loan from Whyteburg                                                 464,380           --
       Deferred  Income                                                    100,000        100,000
       Deposit-Pink Motel                                                   52,500           --
        Unidentified                                                           874           --
                                                                       -----------    -----------

              Total Long Term Liabilities                                  617,754        100,000

Stockholders' Equity:
         Common  Stock ($0.001 par  value) 100,000,000
          Shares  authorized; 11,030,000  issued and outstand-
          ing on December 31, 1999,  and March 31, 2000                     11,030         11,030

          Additional Paid In Capital                                       537,723        537,723
          Retained Earnings (deficit) Accumulated Before the
              Development Stage                                            (57,391)       (57,391)
          Deficit Accumulated During the Development Stage                (622,439)      (327,819)
                                                                       -----------    -----------

        Total Stockholders' Equity                                     $  (131,077)   $   163,543
                                                                       -----------    -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   494,611    $   270,596
                                                                       ===========    ===========


    The accompanying Notes are an integral part of these financial statements

                            ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                            STATEMENTS OF OPERATIONS

                                                           Three Months Ended            Three Months Ended
                                                          ------------------              ------------------    Inception
                                                         March 31     March 31,      March 31,    March 31,         To
                                                           2000         1999           2000         1999         03/31/00
                                                        (Unaudited)   (Audited)     (Unaudited)   (Audited)    (Unaudited)
                                                        -----------   ---------     -----------   ---------     ---------

Net Sales                                             $            $            $            $                 --

Cost of Sales

     Gross Profit

Operating Expenses:

  General and administrative expenses                   294,620      313,986      294,620      313,986      608,606
  Research and development                                 --           --           --           --           --
  Depreciation and amortization                            --         13,833         --         13,833       13,833



      Total Operating Expenses                          294,620      327,819      294,620      327,819      622,439

       Loss from Operations                            (294,620)    (327,819)    (294,620)    (327,819)    (622,439)
                                                      ---------    ---------    ---------    ---------    ---------
Other Income (Expense):

  Other Income                                             --           --           --           --           --
  Forgiveness of debt                                      --           --           --           --           --
  Organizational Costs                                     --           --           --           --           --
  Interest Income                                          --           --           --           --           --
  Dividend Income                                          --           --           --           --           --
  Interest Expense                                         --           --           --           --           --
  Loss on disposition of Fixed Assets or
  Securities                                               --           --           --           --           --


      Total Other Income and Expense                       --           --           --           --           --


Net Loss                                              $(294,620)   $(327,819)   $((294,620)  $(327,819)   $(622,439)
                                                      =========    =========    ==========   =========    =========

Loss per Common Share                                 $     .03    $   (0.03    $     .03         --      $    --

   The accompanying Notes are an integral part of these financial statements.

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                       STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, 1997, 1998, & 1999 & THREE MONTHS ENDED
                           MARCH 31, 2000 (UNAUDITED)

                                                                                                                          Accum.
                                                                                        Additional                       Deficit
                                                           COMMON STOCK                  Paid-in        Retained       Development
                                                             Shares        Amount        Capital        Earnings          Stage
                                                            ---------   ----------    ----------    ------------       -----------
Balance January 1, 1995,                                    2,063,749   $   10,319    $   45,822    $  (56,141)           --
Retroactive restatement of par value in
common stock                                                     --         (8,255)        8,255          --              --
Retroactive restatement of 6 for 1 reverse
stock split                                                      --         (1,720)        1,720          --              --

Restated Balance, January 1, 1995,                            343,958          344        55,797       (56,141)           --
Issue of shares of common stock for services
on May 22, 1995 recorded at no value                           39,375           39           (39)         --              --

Balance, December 31, 1995                                    383,333          383        55,758       (56,141)           --
Net profit for the years ending
   December 31, 1996 and 1997                                    --           --            --            --              --

Issue of  shares of common stock for services
on July 31, 1998                                              116,667          117         1,133          --              --
Net Income (Loss) for year ending December

31, 1998                                                         --           --            --          (1,250)           --

Balance December 31, 1998                                     500,000          500        56,891       (57,291)           --
Issue of shares of common stock for services
on April 21, 1999, recorded at invoice amount                 400,000          400           600          --              --
Sale of  shares of common stock for cash on
April 22, 1999                                             10,000,000       10,000       271,966          --              --
Issue of shares of common stock for services
valued at $13,000, Oct & Dec,'99                              130,000          130        12,870          --              --


   The accompanying Notes are an integral part of these financial statements.

                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                       STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, 1997, 1998, & 1999 & THREE MONTHS ENDED
                           MARCH 31, 2000 (UNAUDITED)

                                                                                                                          Accum.
                                                                                      Additional                       Deficit
                                                           COMMON STOCK                Paid-in        Retained       Development
                                                             Shares        Amount      Capital        Earnings          Stage
                                                            ---------   ----------    ----------    ------------       -----------

Capital contributed from shareholder                            --           --        195,396         --                  --

Net income (loss) for year ending December 31,
  1999                                                          --           --           --           --              (327,819)

Balance December 31, 1999                                 11,030,000       11,030      537,723      (57,391)           (327,819)
Net income (loss) for the three months
Ending March 31, 2000                                           --           --           --       (294,620)               --

Balance, March 31, 2000                                   11,030,000       11,030      537,723     (352,011)           (327,819)


                  ENTERTECH MEDIA GROUP, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE

                            STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended         (Inception) to
                                                      March                      March                    March
                                                     31, 2000                   31, 1999                 31,2000
                                                   (Unaudited)                (Unaudited)              (Unaudited)
                                                   -----------                -----------                -----------
Reconciliation of Net Loss to Net Cash
 Operating Activities:
Net Loss                                          $  (294,620)                      --                  $  (622,439)

Adjustments to Reconcile Net Loss to
  Net Cash Provided by (Used in)
  Operating Activities:
    Depreciation                                         --                         --                       13,833
    Stock for services                                   --                         --                       14,000
    (Increase) Decrease in:                              --                         --
        Advances and Receivables                      (25,152)                      --                      (60,220)
        Increase in Other Assets                         --                         --                     (155,370
        Organizational Costs                           (6,414)
         Accounts Payable                                (879)                      --                        7,053
         Other Current Liabilities
  Net Cash Provided (Used) by
     Operating Activities                            (320,651)                      --                     (810,437)
                                                   -----------                -----------                -----------
  Investment Activities:
     Investment in securities                            --                         --                         (440)
     Investment in plant and equipment                (10,340)                      --                      (84,530)
     Investment in Film Production                   (158,418)                  (158,418)
  Net Cash Provided by (Used in)
    Investment Activities                            (169,758)                      --                     (243,388)
                                                   -----------                -----------                -----------
Financing Activities:
  Common Stock                                           --                         --                      477,362
  Advances                                             53,374                       --                       53,374
  Increase in long term debt                          464,380                    564,380
                                                    -----------                -----------                -----------
   Net Cash Provided (Used) in
        Investing Activities                          517,754                       --                    1,095,116
                                                   -----------                -----------                -----------
   Increase (Decrease) in Cash and Cash
       Equivalents                                     27,346                       --                       40,292

   Cash at Beginning of Period                         12,946                       --                         --
                                                   -----------                -----------                -----------
   Cash at End of Year                            $    40,292                       --                  $    40,292
                                                   ===========                ===========                ===========

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                MARCH 31, 2000, DECEMBER 31, 1999, 1998 AND 1997


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND ORGANIZATION:

EnterTech Media Group, Inc. and Subsidiaries (formerly Armas Intl. Mfg. Co., Inc. d.b.a. Inter-Link Communications Group, Inc.), hereafter referred to as the Company, is a Nevada Corporation and a Development Stage Enterprise as defined by FASB's Statements of Financial Accounting Standards ("SFAS") 7. Since the beginning of 1999, the Company devoted all of its efforts to establishing a new business. Planned principal operations to produce and distribute films have commenced, production rights have been secured and services contracted out.

The Company was incorporated November 17, 1986, under the name Stones Stores, Inc. The Company changed its name in 1987 to Stone International, Inc., and again in 1990 to Armas Intl. Mfg. Co., Inc. The Company became inactive in 1989 and remained inactive until 1999. On April 22, 1999, the Company changed its name to EnterTech Media Group, Inc., and authorized capital stock of 100,000,000 shares with a par value of $.001 per share (following a 6 to 1 reverse split in October 1998). These financial statements reflect the changes made in the Company's name and the par value of common stocks retroactively. See also Note 2.

Prior to 1995, all books and records were destroyed. Federal income tax returns have been prepared for the years ending December 31, 1998 and 1997 based on these financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of EnterTech Media Group, Inc., and its wholly owned subsidiary, EnterTech Limited (along with EnterTech Limited's subsidiaries, EnterTech Picture Corporation and EnterTech Releasing Corporation). See also Notes 2 and 3. All significant intercompany balances and transactions have been eliminated.

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

PROPERTY AND EQUIPMENT:

Property and Equipment are recorded at cost and depreciated over their useful lives using the straight-line method.

EARNINGS PER SHARE:

The earnings per share calculation is based on the weighted average number of shares outstanding during the period: 6,670,000 shares in 2000 and 1999; 431,944 shares in 1998; and 383,333 shares in 1997.

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                MARCH 31, 2000, DECEMBER 31, 1999, 1998 AND 1997


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

ORGANIZATIONAL COSTS:

The Company has adopted Statement of Position ("SOP) 98-5 "Reporting on the Costs of Start-up Activities" issued in April 1998 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Pursuant to SOP 98-5, organizational costs are expensed as incurred instead of being capitalized and amortized.

DIVIDEND POLICY:

The Company has not paid dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

INCOME TAXES:

The Company adopted Financial Accounting Statement No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company made the required calculation based upon the difference between financial statements and tax bases of assets and liabilities using tax rates in effect for the year in which the differences were expected to reverse.

CASH EQUIVALENTS:

The Company records as cash equivalents all highly liquid short-term investments with original maturities of three months or less.

NOTE 2 - OPERATING LOSS CARRYFORWARD:

A deficit of $57,391 reflected on the financial statements from prior losses will not be available as a net operating loss carry forward because of change in ownership and business purpose. The current period loss of $294,620 will be available to offset future taxable income for 15 years.

NOTE 3 - BUSINESS ACQUISITIONS:

On April 22, 1999, the Company acquired EnterTech Limited, a Nevada Corporation, in a business combination accounted for as a combination of entities under common control. EnterTech Limited had previously been known as EnterTech Media Group, but exchanged names with the Company in conjunction with the business combination. EnterTech Limited, which plans to engage in film production and distribution, became a wholly-owned subsidiary of the Company through the exchange of 10,000,000 shares of the Company's common stock for all of the outstanding stock of EnterTech Limited. The acquisition has been accounted for as a combination of entities under common control, which is similar to a pooling of interests. Accordingly, the accompanying financial statements are restated for all periods presented to give effect to the combination. Assets and liabilities are reflected at their original cost bases using the pooling of interests method.

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                MARCH 31, 2000, DECEMBER 31, 1999, 1998 AND 1997


NOTE 4 - PRIVATE PLACEMENT:

On March 31, 1999, EnterTech Limited (then known as EnterTech Media Group as discussed in Note 2) offered a minimum of 1,500,000 shares and a maximum of 5,000,000 shares of its common stock in units of 25,000 at a price of $1.00 per share pursuant to a Private Placement Memorandum. Subsequently, this private placement was cancelled.

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

ITEM 2:  Management's Discussion and Analysis or Plan of Operation


Plan of Operation

         Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities
Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, the Companys's ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

         During the next twelve-month period, the Company intends to develop its operations from capital contributions made by management and existing shareholders. For example, the Company has obtained substantial funding from Whyteburg Limited, one of the Company's shareholders. To date, such funding from Whyteburg totals $659,776. A loan agreement dated April 30, 1999 governs the terms of the loan of funds from Whyteburg. However, all amounts received from Whyteburg through the end of 1999, funds totaling $195,396, have been capitalized and are not carried on the Company's books as loans. Whyteburg has consented to this treatment of such funds. At this point in time the success of the Company's future operation is entirely dependent on management and shareholder funding of operations. Management believes that it can provide sufficient funding for the Company's operations for the next 12 months. Also management will attempt to finance the production of its films through "off balance sheet" financing. Generally speaking, "off balance sheet financing" refers to the use of funds from venture partners or from subsidies from third parties. By using such financing, the Company does not intend to use its own funds for the production of the films it produces. It will use established methods of film financing to avoid as far as is possible any financial risk or burden to its shareholders in relation to such costs. For example, it is common practice in the film industry to bring in joint venture partners who provide the necessary production funds in return for a profit participation in the film. Additionally, the Company intends to make use of any appropriate tax subsidies and grants that are available for film making in various parts of the world. If such funding is insufficient to operate the Company, management will look to outside sources of funding such offerings of debt and equity securities. If management is unable to raise funds from sources outside of management, it is unlikely that the Company will be able to fund its plans to produce and market films and the Company's business plan will fail. The Company has no liquidation plans if appropriate funding is not received. The Company has not produced any films to date and its only basis for indicating that a any profit may be realized from its endeavors is the past experience of management, specifically John Daly, in the film industry.

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

         The Company is also seeking to acquire rights to distribute films made by third parties and in particular is looking to acquire rights to groups of films or libraries of films. As of December 31,1999 the Company has acquired such rights in respect to 3 full length feature films and it expects to theatrically release these in the USA in the year 2000.

         Management has been seeking to raise the profile of the Company in the marketplace in which it operates and have made a number of staff appointments which it has announced in the trade press. These appointments have been in the area of film sales, acquisitions and distribution and have helped the Company to be able to actively pursue its objectives.

         Management has also been investigating the possibility of close relationships with companies engaged in complementary activities which would enable the Company to better exploit the revenue earning potential of its products. In particular the Company has been carefully exploring the merits of becoming the visual entertainment content provider to Talk Visual Corporation, a provider of Video Telephone services.The Company has been developing in house its own Internet Web Site which can be found at http://www.entertechmedia.com and also a site to promote Level 9 which can be found at http://www.level9themovie.com. In order to develop its Internet presence management intends to develop relationships for the Company with existing Internet sites.

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

1. Interlink Communications Group, Inc. v. Unisat, Inc., Sam Lupton, Richard Elliot_ Square and Does 1 through 50. On or about April 1, 1999, the Company filed a complaint in the District Court, Washoe County, State of Nevada naming itself as the plaintiff and Unisat, Inc., Sam Lupton and Richard Elliot_Square as defendants. The allegations in the complaint involve an agreement the Company had with an entity named Telforce Communications, Ltd. and an individual named Christopher James Clark to acquire all of the issued and outstanding shares of Telforce. The Company alleges that the individual defendants, one of whom was a director of the Company at the time of the Company's agreement with Telforce, caused Telforce to breach its agreement with the Company and enter into a different agreement with Unisat for the acquisition of Telforce. The Company alleges that defendants intentionally interfered with the Company's contractual rights, breach their fiduciary duties to the Company, engaged in unfair business practices, and were unjustly enriched by their actions, among other things. The complaint in that action does contain a specific dollar amount for monetary damages. The Company seeks an accounting of defendants' profits in the Unisat agreement for the acquisition of Telforce and seeks damages against the defendants. No counterclaim has been filed. This action has been dismissed.

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