Form 10QSB
period 2000-06-30
ENTERTECH MEDIA GROUP INC
filed 2000-08-21
CIK 1088569

15

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                -------------------------------------------------
                             SECURITIES ACT OF 1934

                  For the Quarterly period ended June 30, 2000
                         Commission File Number 0-27599

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

                                   18,040,000

                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                    -----------------------------------------
                               On August 14, 2000
                              -------------------

Traditional Small Business Disclosure Format (Check One):

[X] Yes  [ ] No

ITEM 1.  Financial Statements

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                                 BALANCE SHEETS

                                     ASSETS

                                              June 30,   December 31,
                                                2000         1999
                                            (Unaudited)   (Audited)
                                             ---------    ---------
Current Assets:
     Cash and cash equivalents               $ (36,619)   $  12,946
      Advances                                  36,908        1,722
      Deposits                                  10,000         --
      Other Receivables                         24,234       33,347
                                             ---------    ---------

          Total Current Assets                  34,523       48,015
                                             ---------    ---------

Property, Plant, & Equipment:

      Vehicle                                   62,850       57,000
      Equipment                                 36,708       17,190
      Website  Development                       5,600            0
                                             ---------    ---------

                                               105,158       74,190
     Less: Accumulated Depreciation              7,419        7,419
                                             ---------    ---------

         Total Property, Plant & Equipment      97,739       66,771
                                             ---------    ---------

Other Assets

     Advances                                  262,808      117,797
      Work in Process-Films                    133,921       37,573
      Film Library                             300,000

     Investments-Securities                        440          440
                                             ---------    ---------

               Total  Other  Assets            697,169      155,810
                                             ---------    ---------

          TOTAL OTHER  ASSETS                $ 829,431    $ 270,596
                                             =========    =========


    The accompanying Notes are an integral part of these financial statements

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                       LIABLITIES AND STOCKHOLDERS' EQUITY

                                                                   June 30,     December 31,
                                                                     2000           1999
                                                                 (Unaudited)     (Audited)
                                                                 -----------    -----------
Current Liabilities:
     Accounts  Payable                                           $     6,175    $     7,053
     Charge Accounts                                                  10,040           --
                                                                 -----------    -----------
            Total Current Liabilities                                 16,215          7,053
Long Term Liabilities:
       Loan from Whyteburg                                           871,792           --
       Deferred  Income                                              100,000        100,000
       Deposit-Pink Motel                                             52,500           --
       Plaza/Parkinson Loan                                          225,000           --
                                                                 -----------    -----------

              Total Long Term Liabilities                          1,249,292        100,000

Stockholders' Equity:
         Common  Stock ($0.001 par  value) 100,000,000
          Shares  authorized; 18,040,000  issued and outstand-
          ing on December 31, 1999,  and June 30, 2000                11,030         11,030

          Additional Paid In Capital                                 537,723        537,723
          Retained Earnings (deficit) Accumulated Before the
              Development Stage                                      (57,391)       (57,391)
          Deficit Accumulated During the Development Stage          (927,438)      (327,819)
                                                                 -----------    -----------

        Total Stockholders' Equity                               $  (436,076)   $   163,543
                                                                 -----------    -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   829,431    $   270,596
                                                                 ===========    ===========


    The accompanying Notes are an integral part of these financial statements

                            ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                            STATEMENTS OF OPERATIONS

                                             Three Months Ended        Six Months Ended       Inception
                                            June 30,     June 30,     June 30,     June 30,        to
                                              2000        1999         2000         1999        06/30/00
                                          (Unaudited)   (Audited)   (Unaudited)   (Audited)   (Unaudited)
                                           ---------    ---------    ---------    ---------    ---------
Net Sales                                  $  32,645    $    --      $  32,645    $    --      $  32,645

Cost of Sales

     Gross Profit

Operating Expenses:

  General and administrative expenses        337,982       56,201      632,602       56,201      950,694
  Research and development                      --           --           --           --           --
  Depreciation and amortization                 --           --           --           --          6,728

      Total Operating Expenses               337,982       56,201      632,602       56,201      960,421

       Loss from Operations                 (305,337)     (56,201)    (599,957)     (56,201)    (928,776)
                                           ---------    ---------    ---------    ---------    ---------
Other Income (Expense):

  Other Income                                   338         --            338         --            338
  Forgiveness of debt                           --           --           --           --           --
  Organizational Costs                          --           --           --           --           --
  Interest Income                               --           --           --           --           --
  Dividend Income                               --           --           --           --           --
  Interest Expense                              --           --           --           --           --
  Loss on disposition of Fixed Assets or
  Securities                                    --           --           --           --           --


      Total Other Income and Expense             338         --            338         --            338


Net Loss                                   $(304,999)     (56,201)   $(599,619)     (56,201)   (927,438}
                                           =========    =========    =========    =========    =========

Loss per Common Share                      $     .03    $   (0.03    $     .03         --      $    --


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


                                                                                                         Accum.
                                                                           Additional                   Deficit
                                                     COMMON STOCK            Paid-in      Retained    Development
                                                  Shares       Amount        Capital      Earnings       Stage
                                                 ---------   ----------    ----------    ----------    ----------

Balance January 1, 1995,                         2,063,749   $   10,319    $   45,822    $  (56,141)         --
Retroactive restatement of par value in
common stock                                          --         (8,255)        8,255          --            --
Retroactive restatement of 6 for 1 reverse
stock split                                           --         (1,720)        1,720          --            --

Restated Balance, January 1, 1995,                 343,958          344        55,797       (56,141)         --
Issue of shares of common stock for services
on May 22, 1995 recorded at no value                39,375           39           (39)         --            --

Balance, December 31, 1995                         383,333          383        55,758       (56,141)         --
Net profit for the years ending
   December 31, 1996 and 1997                         --           --            --            --            --

Issue of  shares of common stock for services
on July 31, 1998                                   116,667          117         1,133          --            --
Net Income (Loss) for year ending
December 31, 1998                                     --           --            --          (1,250)         --

Balance December 31, 1998                          500,000          500        56,891       (57,291)         --
Issue of shares of common stock for services
on April 21, 1999, recorded at invoice amount      400,000          400           600          --            --
Sale of  shares of common stock for cash on
April 22, 1999                                  10,000,000       10,000       271,966          --            --
Issue of shares of common stock for services




   The accompanying Notes are an integral part of these financial statements.

                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                       STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, 1997, 1998, & 1999 &
                 THREE MONTHS ENDED JUNe 30, 2000 (UNAUDITED)

                                                                                                  Accum.
                                                                    Additional                   Deficit
                                              COMMON STOCK            Paid-in      Retained    Development
                                           Shares       Amount        Capital      Earnings       Stage
                                         ----------   ----------    ----------    ----------    ----------
Capital contributed from shareholder           --           --        195,396         --            --

Net income (loss) for year ending
December 31, 1999                              --           --           --           --        (327,819)

Balance December 31, 1999                11,030,000       11,030      537,723      (57,391)     (327,819)

Net income (loss) for the three months
Ending March 31, 2000                          --           --           --       (294,620)         --

Balance, March 31, 2000                  11,030,000       11,030      537,723     (352,011)     (327,819)

Issue of shares of common stock
For services                              5,000,000         --           --           --            --

Net income (loss) for three months-
Ending June 30, 2000                           --           --           --       (304,999)     (327,819)

Balance, June 30, 2000                   16,030,000       11,030      537,723     (657,010)     (326,819)

   The accompanying Notes are an integral part of these financial statements.

                  ENTERTECH MEDIA GROUP, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                            STATEMENTS OF CASH FLOWS

                                                       Six Months Ended (Inception)
                                             June             June        to June
                                            30, 2000        30, 1999      30,2000
                                          (Unaudited)     (Unaudited)   (Unaudited)
                                          -----------    -----------    -----------
Reconciliation of Net Loss to Net Cash
 Operating Activities: 622
Net Loss                                  $  (599,619)       (56,201)   $  (927,438)

Adjustments to Reconcile Net Loss to
  Net Cash Provided by (Used in)
  Operating Activities:
    Depreciation                                 --             --            7,419
    Stock for services                           --             --             --
    (Increase) Decrease in:                      --             --             --
        Advances and Receivables              (69,420)       (32,551)       (71,142)
        Increase in Other Assets                 --             --             --
Organizational Costs                             --           (4,049)          --
         Accounts Payable                       9,162           --           16,215
         Other Current Liabilities
  Net Cash Provided (Used) by
     Operating Activities                    (659,877)       (92,811)      (982,365)
                                          -----------    -----------    -----------
  Investment Activities:
     Investment in securities                    --             (440)          (440)
     Investment in plant and equipment        (30,967)       (58,966)      (105,158)
     Investment in Film Production           (208,011)       (55,000)      (696,729)
  Net Cash Provided by (Used in)
    Investment Activities                    (238,978)      (114,406)      (802,327)
                                          -----------    -----------    -----------
Financing Activities:
  Common Stock                                   --           52,466        491,362
  Advances                                     52,500           --          152,500
  Increase in long term debt                  796,792        161,000      1,096,792
                                          -----------    -----------    -----------
   Net Cash Provided (Used) in
        Investing Activities                  849,292        213,466      1,740,654
                                          -----------    -----------    -----------
   Increase (Decrease) in Cash and Cash
       Equivalents                            (49,565)         6,248        (36,619)

   Cash at Beginning of Period                 12,946           --             --
                                          -----------    -----------    -----------
   Cash at End of Year                    $   (36,619)         6,248    $   (36,619)
                                          ===========    ===========    ===========



   The accompanying Notes are an integral part of these financial statements.

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                JUNE 30, 2000, DECEMBER 31, 1999, 1998 AND 1997


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

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                JUNE 30, 2000, DECEMBER 31, 1999, 1998 AND 1997


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

NOTE 2 - OPERATING LOSS CARRYFORWARD:

A deficit of $57,391 reflected on the financial statements from prior losses will not be available as a net operating loss carry forward because of change in ownership and business purpose. The current period loss of $304,999 will be available to offset future taxable income for 15 years.

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

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                JUNE 30, 2000, DECEMBER 31, 1999, 1998 AND 1997


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

ITEM 2:  Management's Discussion and Analysis or Plan of Operation

Plan of Operation

         Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities
Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, the Company's ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

         The Company continued with its efforts to build a Feature Film library during the second quarter of 2000. It acquired certain distribution rights to a number of feature films including "Kids World", a full length feature film starring Christopher Lloyd and Blake Foster that the Company intends to release theatrically in the fall of this year.

         The Company also entered into an agreement with Talk Visual Corporation to provide them with entertainment content for delivery to their Visual Telephone customers. This agreement provided for a revenue split and an exchange of shares between the two companies.

         The Company formed EnterTech Home Entertainment, Inc., a wholly owned subsidiary in order to develop a Video and Television sales business. This is expected to contribute revenues to the Company from the fourth quarter of 2000.

         Management continued to arrange funding for the Company by way of shareholders loans and subscription for new shares and also issued shares to certain companies and individuals in lieu of services rendered.

         Management expects that its efforts and strategy will deliver revenues and profitability to the Company within the next year.

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

Dated: AUGUST 18, 2000.

                           ENTERTECH MEDIA GROUP, INC.

                               By /s/ Mark Tolner
                               ------------------
                                      Mark Tolner
                                      President