Form 10QSB
period 2000-09-30
ENTERTECH MEDIA GROUP INC
filed 2001-01-16
CIK 1088569

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                -------------------------------------------------
                             SECURITIES ACT OF 1934

                For the Quarterly period ended September 30, 2000
                         Commission File Number 0-27599

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

                                   23,010,000
                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                    -----------------------------------------
                               On October 16, 2000
                              -------------------

Traditional Small Business Disclosure Format (Check One):

[X] Yes    [ ] No

ITEM 1.  Financial Statements


                          ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                                 BALANCE SHEETS

                                     ASSETS

                                                                  Sept 30,        December 31,
                                                                    2000              1999
                                                                 (Unaudited)        (Audited)
                                                                 -----------       -----------

Current Assets:
     Cash and cash equivalents                                   $   (61,317)      $    12,946
      Advances                                                        70,200             1,722
      Deposits                                                        10,000              --
      Other Receivables                                               24,482            33,347
                                                                 -----------       -----------

          Total Current Assets                                        43,365            48,015
                                                                 -----------       -----------

Property, Plant, & Equipment:

      Vehicle                                                         57,000            57,000
      Equipment                                                       45,206            17,190
      Film Library                                                   310,900              --
      Website  Development                                             5,600                 0
                                                                 -----------       -----------

                                                                     418,706            74,190
     Less: Accumulated Depreciation                                    7,419             7,419
                                                                 -----------       -----------

              Total Property, Plant & Equipment                      411,287            66,771
                                                                 -----------       -----------

Other Assets

     Advances                                                        193,763           117,797
     Work in Process-Films                                           390,794            37,573
     Investments-Securities                                        3,508,440               440
                                                                 -----------       -----------

               Total  Other  Assets                                4,092,997           155,810
                                                                 -----------       -----------

          TOTAL OTHER  ASSETS                                    $ 4,547,649       $   270,596
                                                                 ===========       ===========




    The accompanying Notes are an integral part of these financial statements

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                       LIABLITIES AND STOCKHOLDERS' EQUITY

                                                                   Sept 30,        December 31,
                                                                    2000              1999
                                                                 (Unaudited)        (Audited)
                                                                 -----------       -----------

Current Liabilities:
     Accounts  Payable                                           $     7,705       $     7,053
     Charge Accounts                                                   7,040              --
                                                                 -----------       -----------
            Total Current Liabilities                                 14,745             7,053
Long Term Liabilities:
       Loan from Whyteburg                                         1,312,689              --
       Deferred  Income                                              150,000           100,000
       Deposit-Pink Motel                                             18,204              --
Plaza/Parkinson Loan                                                 225,000              --
                                                                 -----------       -----------

              Total Long Term Liabilities                          1,808,393           100,000
                                                                 -----------       -----------
              Total Liabilities                                  $ 1,823,138       $   107,053
                                                                 -----------       -----------

Stockholders' Equity:
         Common  Stock ($0.001 par  value) 100,000,000
          Shares  authorized; 18,040,000  issued and outstand-
          ing on December 31, 1999,  and June 30, 2000                22,000            11,030

          Additional Paid In Capital                               4,035,358           537,723
          Retained Earnings (deficit) Accumulated Before the
              Development Stage                                      (57,391)          (57,391)
          Deficit Accumulated During the Development Stage        (1,275,456)         (327,819)
                                                                 -----------       -----------

        Total Stockholders' Equity                               $ 2,724,511       $   163,543
                                                                 -----------       -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 4,547,649       $  270,596
                                                                 ===========       ===========




    The accompanying Notes are an integral part of these financial statements

                            ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                            STATEMENTS OF OPERATIONS

                                                        Three Months Ended          Nine Months Ended
                                                        ------------------         ------------------       Inception
                                                       Sept 30,     Sept 30,       Sept 30,     Sept 30,        to
                                                        2000         1999           2000         1999        09/30/00
                                                     (Unaudited)   (Audited)     (Unaudited)   (Audited)    (Unaudited)
                                                      ----------   ----------    ----------    ----------   ----------

Net Sales                                             $   6,108    $    -        $   38,753    $    --      $   32,645

Cost of Sales

     Gross Profit

Operating Expenses:

  General and administrative expenses                    354,126       94,479       986,728       150,680      950,694
  Research and development                                  --           --            --            --           --
  Depreciation and amortization                             --           --            --            --          6,728



      Total Operating Expenses                           352,322       94,479       986,728       150,680      960,421

       Loss from Operations                             (348,018)     (94,479)     (947,637)     (150,680)    (928,776)
                                                      ----------   ----------    ----------    ----------   ----------
Other Income (Expense):

  Other Income                                              --           --             338          --            338
  Forgiveness of debt                                       --           --            --            --           --
  Organizational Costs                                      --           --            --            --           --
  Interest Income                                           --           --            --            --           --
  Dividend Income                                           --           --            --            --           --
  Interest Expense                                          --           --            --            --           --
  Loss on disposition of Fixed Assets or
  Securities                                                --           --            --            --           --


      Total Other Income and Expense                        --           --             338          --            338


Net Loss                                              $ (348,018)  $  (94,479)   $ (947,637)   $ (150,680)  $ (927,438}
                                                      ==========   ==========    ==========    ==========   ==========

Loss per Common Share                                 $      .03   $    (0.03)   $      .03          --     $     --





   The accompanying Notes are an integral part of these financial statements.

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                       STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, 1997, 1998, & 1999
                              & NINE MONTHS ENDED
                         SEPTEMBER 30, 2000 (UNAUDITED)

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

                           ENTERTECH MEDIA GROUP, INC
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                       STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, 1997, 1998, & 1999
                              & THREE MONTHS ENDED
                         SEPTEMBER 30, 2000 (UNAUDITED)

                                                                                                              Accum.
                                                                                 Additional                  Deficit
                                                     COMMON STOCK                 Paid-in       Retained   Development
                                                        Shares       Amount       Capital       Earnings      Stage
                                                      ----------   ----------    ----------    ----------   ----------


Capital contributed from shareholder                         --          --         195,396          --            --

Net income (loss) for year ending December 31,
  1999                                                       --          --            --            --       (327,819)

Balance December 31, 1999                             11,030,000       11,030       537,723       (57,391)    (327,819)
Net income (loss) for the three months
Ending March 31, 2000                                        --          --            --        (294,620)    (294,620)

Balance, March 31, 2000                               11,030,000       11,030       537,723      (352,011)    (622,439)

Issue of shares of common stock
For services                                           5,000,000         --            --            --           --

Net income (loss) for three months
Ending June 30, 2000                                        --           --            --        (304,999)    (304,999)

Balance, June 30, 2000                                16,030,000       11,030       537,723      (657,010)    (927,438)
Correction to 2nd quarter issuance
Of shares                                             (5,000,000)        --            --            --           --

Purchase of 10,000,000 of World Net
  Resources                                            2,000,000        2,000     1,498,000          --           --

Purchase of shares by Cullen Trading, Ltd              3,500,000        3,500       171,500          --           --

Purchase of 3,500,000 shares of TalkVisual Corp        3,666,000        3,666     1,829,334          --           --

Issuance of shares of common stock for
         Services                                      1,804,000        1,804          --            --           --

Issuance of stock for services                            10,000         --            --            --           --

Net income (loss) for three months
Ending September 30, 2000                                   --           --            --        (348,018)    (348,010)

Balance, September 30, 2000                           22,010,000       22,000     4,026,557    (1,005,028)  (1,275,456)

                  ENTERTECH MEDIA GROUP, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE

                            STATEMENTS OF CASH FLOWS

                                                                Nine Months Ended                      Inception) to
                                                       September                 September               September
                                                        30, 2000                 30, 1999                 30,2000
                                                       (Unaudited)              (Unaudited)              (Unaudited)
                                                      -----------               -----------             ------------

Reconciliation of Net Loss to Net Cash
 Operating Activities:
Net Loss                                              $  (947,637)                 (150,680)            $ (1,275,456)

Adjustments to Reconcile Net Loss to
  Net Cash Provided by (Used in)
  Operating Activities:
    Depreciation                                             --                        --                      7,419
    Stock for services                                       --                        --                     14,000
    (Increase) Decrease in:                                  --                        --                       --
        Advances and Receivables                         (102,961)                  (41,187)                (138,030)
        Increase in Other Assets                             --                        --                   (155,370)
  Organizational Costs                                                             ( 6,414)
         Accounts Payable                                     651                      --                      7,704
         Other Current Liabilities                          7,041                      --                      7,041
  Net Cash Provided (Used) by

     Operating Activities                              (1,042,906)                 (198,281)              (1,532,692)
                                                      -----------               -----------             ------------
  Investment Activities:
     Investment in securities                          (3,508,000)                     (440)              (3,508,440)
     Investment in plant and equipment                   (344,516)                  (58,966)                (418,706)
     Investment in Film Production                       (395,840)                  (68,495)                (395,840)
  Net Cash Provided by (Used in)
    Investment Activities                              (4,248,356)                 (127,901)              (4,322,986)
                                                      -----------               -----------             ------------
Financing Activities:
  Common Stock                                          3,508,606                    92,532                3,985,967
  Advances                                                345,704                      --                    345,704
  Increase in long term debt                            1,362,689                   270,468                1,462,689
                                                      -----------               -----------             ------------
   Net Cash Provided (Used) in-

        Investing Activities                            5,216,999                   318,434                5,794,360
                                                      -----------               -----------             ------------
   Increase (Decrease) in Cash and Cash

       Equivalents                                        (74,263)                   (7,748)                 (61,317)

   Cash at Beginning of Period                             12,946                      --                       --
                                                      -----------               -----------             ------------
   Cash at End of Year                                $   (61,317)                   (7,748)            $    (61,317)
                                                      ===========               ===========             ============

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
              SEPTEMBER 30, 2000, DECEMBER 31, 1999, 1998 AND 1997

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

Prior to 1995, all books and records were destroyed. Federal income tax returnshave been prepared for the years ending December 31, 1998 and 1997 based on these financial statements.

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

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
              SEPTEMBER 30, 2000, DECEMBER 31, 1999, 1998 AND 1997


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

ORGANIZATIONAL COSTS:The Company has adopted Statement of Position ("SOP) 98-5 "Reporting on the Costs of Start-up Activities" issued in April 1998 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Pursuant to SOP 98-5, organizational costs are expensed as incurred instead of being capitalized and amortized.

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

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                SEPTEMBER 30, 2000, DECEMBER 31, 1999, 1998 AND 1997


NOTE 4 - PRIVATE PLACEMENT:

On March 31, 1999, EnterTech Limited (then known as EnterTech Media Group as discussed in Note 2) offered a minimum of 1,500,000 shares and a maximum of 5,000,000 shares of its common stock in units of 25,000 at a price of $1.00 pershare pursuant to a Private Placement Memorandum. Subsequently, this private placement was cancelled.

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

         The Company continued with its efforts to build a Feature Film library during the second and third quarter of 2000. It acquired certain distribution rights to a number of feature films including "In China They Eat Dogs", a full length feature film from Scandinavia that the Company intends to release theatrically in the first quarter of 2001. In view of the number of films scheduled for a fall release the Company moved the planned release date for "Kids World" from November 2000 to January 2001.

         The Company also entered into an agreement with WorldNet Resource Group to jointly develop the streaming of feature films, short films and related content to Internet users that visit the parties' websites. This agreement provides for close business liaisons and an exchange of shares between the two companies.

         As previously reported, the Company formed EnterTech Home Entertainment, Inc., a wholly-owned subsidiary in order to develop a video and television sales business. EnterTech Home Entertainment is active in the market place and fully expects to achieve its goal of starting to contribute revenues to the Company from the fourth quarter of 2000.

         Management continued to arrange funding for the Company by way of shareholders loans and subscription for new shares, as well as the issuance of shares to certain companies and individuals for services rendered.

         Management continues to expect that its efforts and strategy will deliver revenues and profitability to the Company within the next year.

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

Dated: January 15, 2001.

                           ENTERTECH MEDIA GROUP, INC.

                               By /s/ Mark Tolner
                               ------------------
                                      Mark Tolner
                                      President