Form 10KSB
period 2000-12-31
ENTERTECH MEDIA GROUP INC
filed 2001-07-17
CIK 1088569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]      TRANSITION  REPORT UNDER SECTION 13 OR 15 (d) OF THE  SECURITIES ACT OF
         1934

                     For the period ended December 31, 2000
                         Commission file number 0-27599


                           ENTERTECH MEDIA GROUP, INC.
     -----------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)



        Nevada                                              88-036858
---------------------------                              ---------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)


  50 West Liberty Street, Suite 880, Reno, NV                  89501
----------------------------------------------             -------------
(Address of principal executive offices)                     (Zip Code)

Issuer's Telephone number:   (775) 324-6655
                            ------------------

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class             Name of each exchange on which registered
  Common Stock                                N/A
  ----------------                -------------------------------------------

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
Yes      X      No
    ---------      -----------

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

         As of May 22,  2001,  22,400,000  shares of the  Company's  100,000,000 authorized shares of common stock were issued and outstanding.

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

         In 2000, the Company formed a wholly-owned subsidiary named EnterTech Home Entertainment, Inc. The Company conducts its wholesales video business through EnterTech Home Entertainment, Inc.

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

(9)      Employees and Facilities

         As of May 22, 2001, EnterTech had four (4) full-time and three (3) part-time employees. The Company also employs independent contractors and other temporary employees. Such individuals perform basic business office clerical work such as answering the phones, producing correspondence and filing. The Company's consulting agreement with Peter Marai calls for Mr. Marai to oversee the growth of the Company's film distribution activities. Other members of management, specifically Mark Tolner and John Daly, devote a substantial amount of their time on the Company's business. They do so, however, on a non-exclusive basis. The Company estimated that Mr. Tolner devotes approximately 80% of his time to the Company's business and that Mr. Daly devotes approximately 70% of his time. Other employees devote all their time to the Company's business. The Company's day-today operations consist of seeking out and developing feature film projects from their inception through to a finished product and thence to theatrical, television and/or video distribution.

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

         Prior to filing its Form 10-SB, the Company had not filed reports with the Securities and Exchange Commission. Now that the Company has become a reporting company, it is required to file Forms 10-KSB, 10-QSB, 8-K along with appropriate proxy materials as the same become due. If the Company issues additional shares, the Company may file additional registration statements for those shares.

         The public may read and copy any materials the Company files with the Securities and Exchange Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by call the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).
                                       -9-

--------------------------------------------------------------------------------
ITEM 2.           DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------
         While the Company maintains a business office in Reno, Nevada the Company's executive offices are located in, and substantially all of its operating activities are conducted from office space located in Los Angeles, California. The Company subleases office space from WorldNet Resources Group in an office building located at 920 North Nash, El Segundo, California. In addition, Nevada Agency and Trust Company, the Company's resident agent and transfer agent, maintains an office in Reno, Nevada and provides its corporate clients, including the Company, with office space as necessary. The Company also has use of a condominium in London, England as a branch office. To date, the Company has not taken advantage of the use of that facility. The Company has not entered into any written lease agreement regarding its offices in Reno or London and no business activities have been conducted in the London office to date. The Company believes that additional space will be required as its business expands and believes that it will be able to obtain suitable space as needed. The Company does not own any real estate, nor is the Company engaged in the business of investing in real estate or real estate mortgages.

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

                  The Company did not submit any matter to a vote of the shareholders in 2000.



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

Holders:

         There were approximately 101 holders of record of the Company's common stock as of May 22, 2001. As of May 22, 2001 there were 22,400,000 shares of the Company's common stock issued and outstanding.

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

         On or about August 2, 2000, the Company issued 5,000 shares of its common stock to Josephine De Santis in exchange for administrative services rendered to the Company. Such services were valued at $500 and these shares were issued at the rate of $0.10 per share. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

         On or about August 18, 2000, the Company issued 2,000,000 shares of its common stock to WorldNet Resource Group in connection with an agreement between the Company and WorldNet dated August 10, 2000. The terms of that agreement are disclosed in the Company's Form 8-K filed with the Commission on or about March 6, 2001. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

         On or about August 14, 2000, the Company issued 5,000 shares of its common stock to Shahid Malik in exchange for administrative services rendered to the Company. Such services were valued at $500 and these shares were issued at the rate of $0.10 per share. Such shares were issued pursuant to the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended.

         On or about September 14, 2000, the Company issued 3,500,000 shares of its common stock to Cullen Trading LTD in exchange for consulting services rendered to the Company in connection with the Company's agreement with TalkVisual Corporation. Such shares were issued at the rate of $0.10 per share. Such shares were issued pursuant to the exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended.

         On or about September 14, 2000, the Company issued 1,804,000 shares of its common stock to Mark Tolner, the Company's president in exchange for his services to the Company. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

         On or about September 27, 2000, the Company issued 3,666,000 shares of its common stock to Talk Visual Corporation in connection with an agreement between the Company and Talk Visual dated October 5, 2000. The terms of that agreement are disclosed in the Company's Form 8-K filed with the Commission on or about March 6, 2001. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

         On or about December 20, 2000, the Company issued 275,000 shares of its common stock to Walker Crips Weddle Beck in exchange for $27,500 in cash. Such shares were issued at the rate of $0.10 per share. Such shares were issued pursuant to the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended.

         On or about January 3, 2001, the Company issued 100,000 shares of its common stock to Sergey Saykin in exchange for administrative services rendered to the Company. Such services were valued at $10,000 and these shares were issued at the rate of $0.10 per share. Such shares were issued pursuant to the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended.

         On or about January 18, 2001, the Company issued 15,000 shares of its common stock to Alexander Anisimov in exchange for administrative services rendered to the Company. Such services were valued at $1,500 and these shares were issued at the rate of $0.10 per share. Such shares were issued pursuant to the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended.

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

         The Company continued with its efforts to build a Feature Film library during the fourth quarter of 2000. It entered into preliminary discussions to acquire the rights to a library of some 900 hours of feature films and television programming masters that are now considered to be Public Domain. These negotiations were finalized in March of 2001 and contracts were executed in April 2001.

         The Company continued to develop its relationship with WorldNet Resource Group during the quarter and in March of 2001 the controlling shareholders executed a letter of intent whereby WorldNet Resource Group would acquire a controlling stake in EnterTech Media Group. As yet this has not yet led to a definitive acquisition agreement being executed and negotiations and mutual due diligence continues.

         As previously reported the Company formed EnterTech Home Entertainment, inc., a wholly owned subsidiary in order to develop a Video and Television sales business. EnterTech Home Entertainment was active in the market place and achieved its goal of starting to contribute revenues to the Company from the fourth quarter of 2000. Early in 2001 general management decided that the funding requirements for EnterTech Home Entertainment identified by the management would be more likely to be raised if this division was a separate corporate entity and therefore the management team of EnterTech Home Entertainment formed a stand alone in February 2001. This new company is currently discussing the form of relationship that is in the best interests of both companies.

         Management continued to arrange funding for the Company by way of shareholders loans and subscription for new shares and also issued shares to certain companies and individuals in lieu of services rendered. The company also retired outstanding shareholder loans in December 2000 by assigning certain assets of the company to the shareholders.

         Management continues to expect that its efforts and strategy will deliver revenues and profitability to the company within the next year and looks forward to having its shares listed on the OTC Bulletin Board in the near future.

--------------------------------------------------------------------------------
ITEM 7.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                           ENTERTECH MEDIA GROUP, INC
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)

                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                     (FORMERLY ARMAS INTL. MFG. CO., INC.)


                                TABLE OF CONTENTS



                                                                 Page No.

ACCOUNTANT'S AUDIT REPORT                                             1

FINANCIAL STATEMENTS

              Balance Sheets                                         2+3

              Statements of Operation                                 4

              Statements of Changes in Stockholder's Equity          5+6

              Statements of Cash Flows                                7

NOTES TO FINANCIAL STATEMENTS                                       8-11

DALE McGHIE                                           Town & Country Plaza
CERTIFIED PUBLIC ACCOUNTANT                   1539 Vassar St. Reno, Nevada 89502
                                                       Tel: 775-332-7744
                                                       Fax: 775-332-7747

To the Board of  Directors
EnterTech Media Group, Inc., and Subsidiaries,
(Formerly Armas International Corporation, Inc.)
Reno, Nevada

                            ACCOUNTANT'S AUDIT REPORT


I have audited the accompanying balance sheets of EnterTech Media Group, Inc., and Subsidiaries - A Development Stage Enterprise - (formerly Armas Intl. Mfg. Co., Inc.) as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended, and from inception of the development stage to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above, present fairly in all material respects the financial position of EnterTech Media Group, Inc., and Subsidiaries - A Development Stage Enterprise - (formerly Armas Intl. Mfg. Co., Inc.), as of December 31, 2000 and 1999, and the results of their operations, changes in stockholders' equity and their cash flows for the years then ended and from inception of the development stage to December 31, 2000, in conformity with generally accepted accounting principals.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. As discussed in Notes 1 and 7 to the financial statements, the Company became active and its ability to continue as a going concern is dependent on attaining future profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Reno, Nevada
July 13, 2001

                         ENTERTECH MEDIA GROUP, INC.
                               AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                    (FORMERLY ARMAS INTL. MFG. CO., INC.)
                                BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999

ASSETS

                                             2000       1999
                                         --------   --------
CURRENT ASSETS
   Cash                                  $121,412   $ 12,946
   Other Receivables                       16,803     33,347
   Employee Advances                        2,196      1,722
                                         --------   --------

           Total Current Assets           140,411     48,015
                                         --------   --------
EQUIPMENT
   Furniture and Fixtures                  13,847       --
   Equipment                               32,394     17,190
   Website                                 63,440       --
   Film Library                           318,900       --
   Vehicles                                  --       57,000
                                         --------   --------

                                          428,581     74,190
Less accumulated depreciation - Note 1     25,698      7,419
                                         --------   --------

                                          402,883     66,771
                                         --------   --------
OTHER ASSETS
   Deposits                                 5,250       --
   Advances on Film Rights                376,568    155,370
   Investments - Securities                 9,606        440
                                         --------   --------

                                          391,424    155,810
                                         --------   --------

   Total Assets                          $934,718   $270,596
                                         ========   ========

   The Accompanying notes are an integral paret of these financial statements

                         ENTERTECH MEDIA GROUP, INC.
                               AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                    (FORMERLY ARMAS INTL. MFG. CO., INC.)
                                BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999


LIABILITIES AND STOCKHOLDERS'  EQUITY

                                                       2000           1999
                                                -----------    -----------
CURRENT LIABILITIES
   Accounts Payable                             $    87,337    $     7,053
                                                -----------    -----------

OTHER LIABILITIES

   Loans Payable                                    399,146           --
   Deferred Income                                  250,000        100,000
                                                -----------    -----------

                                                    649,146        100,000

   Total Libilities                                 736,483        107,053
                                                -----------    -----------

STOCKHOLDERS'  EQUITY- Note 1
   Common Stock ($0.001 par
      value) 100,000,000 Shares
   Authoirized, 22,010,000 issued
      and Outstanding  on Decemberl 31, 2000,
   11,030,000 on December 31, 1999                   22,010         11,030

   Additional Paid in Capital,                    1,899,354        537,723
   Retained Earnings (deficit) Accumulated
      Before the Development Stage                  (57,391)       (57,391)
   Deficit Accumulated During the
     Development Stage                           (1,665,738)      (327,819)
                                                -----------    -----------

   Total Stockholder's Equity                       198,235        152,513
                                                -----------    -----------

   Total Liabilities and
     Stockholder's Equity                       $   934,718    $   270,596
                                                ===========    ===========

    The accompanying notes are an integral part of these financial statements

                         ENTERTECH MEDIA GROUP, INC.
                               AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                    (FORMERLY ARMAS INTL. MFG. CO., INC.)
                           STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                         Inception of
                                                                         Development
                                                                            Stage
                                               2000          1999        Cumulative
                                           -----------    -----------    -----------
REVENUE                                    $    54,813    $      --      $    54,813
                                           -----------    -----------    -----------


EXPENSE
   Bad Debts                                    22,500           --           22,500
   Outside Services & Wages                    626,744        155,832        778,926
   Promotional Costs                            69,525         24,918         94,443
   Legal & Accounting                          156,754          8,433        168,837
   Occupancy Costs                             125,851         28,256        154,107
   Communicationn Costs                          6,070         15,218         21,288
   Office Expense                               57,532         31,919         89,451
   Travel & Entertainment                      103,237         49,410        152,647
   Automobile                                   23,222           --           23,222
   Printing and Reproduiction                   23,939           --           23,939
   Insurance                                    74,797           --           74,797
   Maintenance and Repairs                         354           --              354
   Equipment Rental                              5,422           --            5,422
   License, Taxes and Fees                      34,398           --           34,398
   Depreciation & amortization                  62,387         13,833         76,220
                                           -----------    -----------    -----------

                         Total Expense       1,392,732        327,819      1,720,551
                                           -----------    -----------    -----------

   Net Income (Loss)                       $(1,337,919)   $  (327,819)   $(1,665,738)
                                           ===========    ===========    ===========

   Net Income (Loss) Per Share  (Note 1)   $    (0.060)   $  (0.04900)          --
                                           ===========    ===========    ===========

     The accompany notes are an integral part of these financial statements

                         ENTERTECH MEDIA GROUP, INC.
                               AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
          STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                       Retained  Deficit Accum.
                                               Common     Additional   Earnings    During the
                                               Stock   paid in Capitol (Deficit) Developmt. Stg.
                                             ---------    ---------    ---------    ---------
Balance, January 1, 1995,
       2,063,749 Shares                      $  10,319    $  45,822    $ (56,141)   $    --
Retroactive restatement of par value
      in common stock                           (8,255)       8,255         --           --
Retroactive restatement of 6 for 1
      reverse stock split                       (1,720)       1,720         --           --
                                             ---------    ---------    ---------    ---------
Restated Balance, January 1, 1995,
   343,958 shares                                  344       55,797      (56,141)        --
Issue of 39,375 shares of common
     stock for services on May 22, 1995
     recorded at no value                           39          (39)        --           --
                                             ---------    ---------    ---------    ---------

Balance, December 31, 1995, 383,333 shares         383       55,758      (56,141)        --

Net income for the year ending
       December 31, 1996 and 1997                 --           --           --           --

Issue of 116,667 shares of common
     stock for services on July 31, 1998           117        1,133         --           --
Net income for the year ending
       December  31, 1998                         --           --         (1,250)        --
                                             ---------    ---------    ---------    ---------

Balance December 31, 1998,
     500,000 Shares                                500       56,891      (57,391)        --

Issue of 400,000 shares of common
     stock for services on April 21, 1999,
     recorded at invoice amount                    400          600         --           --
Sale of 10,000,000 shares of common stock
     for cash on April 22, 1999  (Note 2),
     11,500,000 shares                          10,000      271,966         --           --
Issue of 130,000 shares of common
   for services valued at $13,000
   October and December 1999                       130       12,870         --           --
Capital contributed from Shareholder              --        195,396
Net (loss) for the year
     ending December 31, 1999                     --           --           --       (327,819)
                                             ---------    ---------    ---------    ---------

Balacne December 31, 1999
   11,030,000 shares                            11,030      537,723      (57,391)    (327,819)
                                             ---------    ---------    ---------    ---------

   The accompanying notes are an integral part of these financial statements

                         ENTERTECH MEDIA GROUP, INC.
                               AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                    (FORMERLY ARMAS INTL. MFG. CO., INC.)
          STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                             Retained    Deficit Accum.
                                   Common      Additional    Earnings      During the
                                   Stock    paid in Capitol  (Deficit)   Developmt. Stg.
                                -----------   -----------   -----------    -----------
   (Continued)

    Stock Issued for Cash            10,970       493,332          --             --

    Stock issued for Services            10         9,990          --             --

    Settlement of Debt                 --         858,309          --             --

    Net Loss year ending
   December 31, 2000                   --            --            --       (1,337,919)
                                -----------   -----------   -----------    -----------
Balance December 31, 2000
    22,010,000 Shares           $    22,010   $ 1,899,354   $   (57,391)   $(1,665,738)
                                ===========   ===========   ===========    ===========

    The accompanying notes are an integral part fo these financial sttements

                         ENTERTECH MEDIA GROUP, INC.
                               AND SUBSIDIARIES
                        A DEVELOPMENT STAGE ENTERPRISE
                    (FORMERLY ARMAS INTL. MFG. CO., INC.)
                           STATEMENT OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                  Deficit
                                                                                    From
                                                                                 Inception of
                                                                                 Development
                                                       2000           1999          Stage
                                                   -----------    -----------    -----------
Cash Flows Operating Activities

   Net (Loss)                                      $(1,337,919)   $  (327,819)   $(1,665,738)
    Adjustments to Reconcile Net Income to
       Net Cash provided by operation activities
             Depreciation and Amortization              62,636         13,833         76,469
             Stock issued for Services                  10,000         14,000         24,000
   Changes in Operating Assets and
   liabilities:
   Advances and Receivables                           (226,182)       (35,069)      (261,691)
   Organizational Costs                                   --           (6,414)        (6,414)
   Increase in Other Assets                           (817,060)      (155,370)      (987,145)
   Increase in Accounts Payable                         80,285          7,053        102,053
                                                   -----------    -----------    -----------

   Net Cash used by Operating Activities            (2,228,240)      (489,786)    (2,718,466)
                                                   -----------    -----------    -----------

Cash Flows Investing Activities

   Purchase of Equipment and Vehicle                   (35,490)       (74,190)      (109,680)
   Purchases Film Library                             (318,900)      (318,900)
   Purchase of Securities                               (9,166)          (440)        (9,606)
                                                   -----------    -----------    -----------

   Net Cash used by Investing Activities              (363,556)       (74,630)      (438,186)
                                                   -----------    -----------    -----------

Cash Flows Financing Activities

   Proceeds from issuance of capital stock           2,151,565        477,362      2,628,917
   Proceeds from Borrowing                             399,147        399,147
   Deferred income                                     150,000        100,000        250,000
                                                   -----------    -----------    -----------

   Net Cash provided by Financing Activities         2,700,712        577,362      3,278,064
                                                   -----------    -----------    -----------

    Net Increase (Decrease) in Cash                    108,916         12,946        121,412

    Cash at Beginning of Period                         12,496           --             --
                                                   -----------    -----------    -----------

    Cash at End of Period                          $   121,412    $    12,496           --
                                                   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


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

Prior to 1995, all books and records were destroyed

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:
The accompanying consolidated financial statements include the accounts of Entertech Media Group, Inc., and its wholly-owned subsidiaries, EnterTech Picture Corporation and EnterTech Releasing Corporation, and Entertech Home Entertainment Inc, . See also notes 2 and 3. All significant intercompany balances and transactions have been eliminated.

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

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

EARNINGS PER SHARE:
The earnings per share calculation are based on the weighted average number of shares outstanding during the period: 15,276,250 in 2000 and 11,030,000 shares in 1999;

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


NOTES PAYABLE
The company has loans payable in the amount of 649,146 due as follows with interest at 12% per annum. Loan for $225,000. For construction of Film Library due on demand Loans for $424,146 advance on Film Productions due from proceeds of sales of Films
          (See note 2)

NOTE 2 - ADVANCE ON RIGHTS
The company has advanced money for Production of the following films for the rights of the films and anticipates recapturing the expenditures from the sales of the films
         Level Nine Productions LLC              $     60,,954.12
         "Not of this world"                           102,494.63
         "XXX"                                          25,100.00
         "It all starts today"                          30,000.00

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 2 (CONTINUED)
         "Ray Gunn"                              $      500.00
         "UFO'                                        2,621.24
         "Kids World"                                77,401.89
         "Outlaws"                                    4,556.27
         "Deadly Weapon"                             47,000.00
         "The Fianl Journey"                         25,933.80


NOTE 3 - OPERATING LOSS CARRYFORWARD:
A deficit of $57,391 reflected on the financial statements from prior losses will not be available as a net operating loss carry forward because of change in ownership and business purpose. The accumulated losses of $1,715,560 will be available to offset future taxable income for as follows
     Year of Loss            Amount of loss               Year of  Expiration
     ------------            --------------               -------------------
        1999                  $    327,819                          2014
        2000                  $  1,337,919                          2015


NOTE 4 - BUSINESS ACQUISITIONS
On April 22, 1999, the Company acquired EnterTech Limited, a Nevada corporation, in a business combination accounted for as a combination of entities under common control. EnterTech Limited was disolved in December 1999 EnterTech Media Group continued with the business subsidiaries similar to a pooling of interests. In January of 2000 EnterTech Media Group formed another subsidiary know as EnterTech Home Entertainment Inc, Accordingly, the accompanying financial statements are restated for all periods presented to give effect to the combination. Assets and liabilities are reflected at their original cost bases using the pooling of interests method.


NOTE 5 - PRIVATE PLACEMENT
On March 31, 1999, EnterTech Media Group as discussed in Note 2) offered a minimum of 1,500,000 shares and a maximum of 5,000,000 chares of its common stock in units of 25,000 at a price of $1.00 per share pursuant to a Private Placement Memorandum. Subsequently, this private placement was cancelled.

NOTE 6 - DEPOSIT ON FILM PRODUCTION:
The Company has accepted deposits of $252,500.(see note 1) that are to be used for production costs of a film. The deposits are to be repaid from the final budget and no later than the first day of principal photography.

NOTE 7 - UNCERTAINTY REGARDING GOING CONCERN:
The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern is dependent on attaining future profitable operations. If operations do not become profitable, then substantial doubt exists about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 8- SUBSEQUENT EVENTS
The company issued 1,000,000 shares of stock to Brian Volkermyr in October of 2000, and 275,000 shares of stock to Walker Crisp Wendell Beck in anticipation of cash input. The stock to Vankermyr was returned to the treasury in May 2001, The stock to Walker , Crips Wendel and Beck has not been paid for, we therefore did not consider these stocks in the valuation of the Stock Account.

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


PART III
--------------------------------------------------------------------------------
ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                  ACT
--------------------------------------------------------------------------------

(a)  Directors and Executive Officers

         As of May 22, 2000, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

                                                                     Period Served As
Name                         Age       Position                          Director
------------------------    -----      ----------                 ------------------------

John Daly                     64      Chairman of the                October 1999 to present
                                      Board and a Director

Mark Tolner                   45      President,                     March 1999 to present
                                      Treasurer and
                                      Director

Alexander H. Walker, Jr.      75      Secretary and                  March 1999 to present
                                      Director

*The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

(b)      Business Experience:

         John Daly, age 64, is Chairman of the Board and a Director of the Company. He has dedicated his life to the entertainment industry. With a partner, Mr. Daly formed Hemdale which has packaged, financed and produced motion pictures. Through Hemdale, Mr. Daly has been involved in the production of many motion pictures including the Oscar- winning Best Pictures, "Platoon" and "Last Emperor", the award winning "Hoosiers" and "At Close Range". Other films in which he and Hemdale participated include "The Terminator", the Cannes award winner "Images," "The Triple Echo", "The Falcon and the Snowman" and "Hidden Agenda".

         Mark Tolner, age 45, is the President, Treasurer and a Director of the Company. Mr. Tolner's background is in international business, financial and investment management, areas in which he generally has worked during the last eight years. In this regard, Mr. Tolner has been involved with the conceptualizing, negotiating, funding and managing the joint venture vehicle used in the expansion of the a chain of specialist sandwich retailers in London, England. He has negotiated the acquisition from a Danish Venture Capital company of a controlling interest in an company with joint ventures in television data broadcasting with CNN and Reuters. He also has worked on a debt restructuring for the Brazilian State owned shipping line Lloyd Brasiliero cn.

         Alexander H. Walker, Jr., age 75, is the Secretary and a Director of the Company. He received his B.A. from Waynesburg College in 1950 and his J.D. from the University of Pittsburgh School of Law in 1952. Since 1956, Mr. Walker has been a practicing attorney, with his practice including trial and transactional work, with an emphasis on corporate securities matters. From 1955 to 1956, he served as the Attorney in Charge of the Salt Lake City, Utah Branch of the United States Securities and Exchange Commission, first serving as the Attorney Advisor for the Division of Corporate Finance in Washington, D.C. from 1954 to 1955. From 1956 through the present, Mr. Walker has maintained a private practice. He maintains licenses in both Utah and Pennsylvania. Mr. Walker also in an owner of Nevada Agency and Trust Company, the Company's transfer agent, and Hidden Splendor Resources, Inc., a Company shareholder. Hidden Splendor owns mining properties in Utah, Colorado and Nevada. Mr. Walker devotes part of his time to businesses of Nevada Agency and Trust Company and Hidden Splendor Resources, Inc. Prior to the election of Mr. Tolner as President of the Company, Mr. Walker served as the Company's President. He served as the Company's President from 1996 until 1998.

(c)      Directors of Other Reporting Companies:

         Mr. Walker also is a director of Talk Visual Corp. whose shares are traded under the symbol TVCP on the OTC Bulletin Board market. Talk Visual Corp. is the video-telephone communication business. He also is an officer and director of Harvard Scientific Corp. whose shares are traded under the symbol "VGEN" on the Over-the-Counter Bulletin Board market. Harvard is developing medical treatments for human sexual dysfunction. He also is a director of SulphCo, Inc. whose shares are traded under the symbol "SLPH" on the Over-the-Counter Bulletin Board market.

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

--------------------------------------------------------------------------------
ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The Company has not compensated its management in the last three years. However, the following table sets forth information about compensation paid or accrued during the years ended December 31, 2000, 1999 and 1998 to the Company's officers and directors. None of the Company's Executive Officers earned more than $100,000 during the years ended December 31, 2000, 1999 and 1998.


                                               Summary Compensation Table
                                                                                Long Term Compensation
                                                                       ----------------------------------------
                             Annual Compensation                          Awards                      Payouts
                           ---------------------                       ------------                 -----------
                                                             (e)                      (g)
                                                            Other        (f)       Securities               (i)
 (a)                                                        Annual   Restricted      Under-      (h)        Other
Name and                                (c)       (d)       Compen-    Stock         Lying       LTIP       Compen-
Principal                   (b)        Salary    Bonus      sation     Awards        Options/    Payouts    sation
Position                    Year         $        ($)        ($)        ($)          SARs(#)     ($)          ($)
--------                   --------   -------   -------    --------   -------       -------     --------   -------

John Daly
Chairman and               2000       $ None    $ None     $ None     $ None         None        None        None
Director                   1999       $ None    $ None     $ None     $ None         None        None        None
                           1998       $ None    $ None     $ None     $ None         None        None        None

Mark Tolner
President,                 2000       $ None    $ None     $ None     $ None         None        None        None
Treasurer and              1999       $ None    $ None     $ None     $ None         None        None        None
Director                   1998       $ None    $ None     $ None     $ None         None        None        None

Alexander H. Walker, Jr.
Secretary and              2000       $ None    $ None     $ None     $ None         None        None        None
Director                   1999       $ None    $ None     $ None     $ None         None        None        None
                           1998       $ None    $ None     $ None     $ None         None        None        None


         On or about September 14, 2000, the Company issued 1,804,000 shares of its common stock to Mark Tolner, the Company's president in exchange for his services to the Company. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

--------------------------------------------------------------------------------
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT
--------------------------------------------------------------------------------

(a)      5% Shareholders:

         The following information sets forth certain information as of May 22, 2001 about each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock:


                           (2)
(1)                Name and Address                            (3)                                    (4)
Title              of Beneficial                        Amount and Nature of                      Percent of
of Class           Owner                                Beneficial Ownership                        Class
--------          -------------------------------    -------------------------------             --------------

Common            John Daly                                   4,000,000                             17.8%
                  1255 Norman Place, Brentwood
                  Los Angeles, CA   90049

Common            Whyteburg Limited                           5,556,000                             24.8%
                  P.O. Box 3463 Road Town
                  Tortola BVI

Common            Cullen Trading LTD                          4,500,000                             20.0%
                  c/o Kerman & Co. Wentworth
                  House S St. James Square
                  London, England SW1 Y4JU

Common            Talk Visual Corporation                     3,666,000                             16.3%
                  3550 Biscayne Blvd.
                  Miami, FL 33137

Common            WorldNet Resources Group                    2,000,000                              8.9%
                  4052 Del Rey Ave, #108
                  Marina Del Rey, CA  90292

(b)      Security Ownership of Management:


                           (2)
(1)                 Name and Address                            (3)                                    (4)
Title               of Beneficial                        Amount and Nature of                      Percent of
of Class            Owner                                Beneficial Ownership                        Class
--------          -------------------------------    -------------------------------             --------------

Common              John Daly                                    4,000,000                          17.8%
                    1255 Norman Place, Brentwood
                    Los Angeles, CA   90049

Common              Mark Tolner                                  2,874,0001                         12.8%
                    4929 Wilshire Blvd., #830
                    Los Angeles, CA 90010

Common              Alexander H. Walker, Jr.                     528,1812                            2.3%
                    1700 Coronet Drive
                    Reno, Nevada 89509

                    All Directors and                            7,402,181                          33.0%
                    Officers as a Group

(c)      Changes in Control:

         When finalized, the agreement between the Company and Worldnet Resources Group could result in a situation which could be characterized as a change of control of the Company. The terms of that agreement are disclosed in the Company's Form 8-K filed on March 6, 2001.


--------------------------------------------------------------------------------


1 Of this amount, 250,000 shares are owned b Mr. Tolner's wife, Cynthia Klein.


2 Of this amount 106,750 shares are owned by a Nevada corporation named Hidden Splendor Resources, Inc., of which Mr. Walker is an officer and director and 21,431 shares are owned by a Nevada corporation named Nevada Agency & Trust Company, of which Mr. Walker also is an officer and director. With his wife, Mr. Walker owns a controlling interest in both Nevada Agency and Trust and Hidden Splendor. The remaining 400,000 shares are owned by Mr. Walker in his own name.

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

         During April of 1999, management entered into an Exchange Agreement with a Nevada corporation named EnterTech Limited. Under the terms of that Exchange Agreement, the Company was obligated to issue a minimum of 11,500,000 shares and a maximum of 15,000,000 shares of it common stock in exchange for all the issued and outstanding shares of EnterTech Limited. At the time of the Exchange Agreement, EnterTech Limited had 10,000,000 shares of common stock issued and outstanding. EnterTech Limited also was in the process of offering a minimum of 1,500,000 shares and a maximum of 5,000,000 shares of its common stock pursuant to a private placement memorandum. Because the Company was obligated to issue a minimum of 11,500,000 pursuant to the Exchange Agreement, it issued 11,500,000 shares of its common stock to an exchange agent who was charged under the terms of the Exchange Agreement with assuring that the appropriate number of the Company's shares were issued to the shareholders of EnterTech Limited once EnterTech Limited's private placement was completed. 10,000,000 of these initial 11,500,000 shares were issued for the 10,000,000 shares of EnterTech Limited issued and outstanding apart from the private placement offering, and the remain 1,500,000 shares were issued for the exchange of the minimum number of shares EnterTech Limited was offering pursuant to its private placement memorandum.
 Because no consideration was paid for these 1,500,000 hares, their issuance and return are not reflected on the Company's financial statements, though the issuance and return of these shares do appear on the Company's stock transfer records. Mr. Tolner, the Company's President signed the exchange agreement on behalf of both the Company and EnterTech Limited. The private placement was terminated following the filing of the Company's Form 10-SB. The 1,500,000 shares issued in connection with the EnterTech Limited private placement were returned to the Company. The 10,000,000 shares issued pursuant to the Exchange Agreement were issued as follows:

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

         On or about May 21, 1999, the Company issued 400,000 shares to Alexander H. Walker, Jr., an officer and director, in exchange for legal and business services to the Company. The shares issued to Mr. Walker were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the certificate representing such shares bears a restrictive legend reflecting the limitations on future sale of those shares.

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

         On or about September 14, 2000, the Company issued 1,804,000 shares of its common stock to Mark Tolner, the Company's president in exchange for his services to the Company. Such shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

--------------------------------------------------------------------------------
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         The company did not file a report on Form 8-K during 2000. On March 6, 2001, the Company filed a Form 8-K in connection with a transaction with Talk Visual Corporation and a transaction with WorldNet Resources Group.

Assigned Number                     Description
---------------                     -----------

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

Assigned Number                     Description
---------------                     -----------

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

                  April 30, 1999 Agreement with Whyteburg Limited. Included with the Company's Amended Form 10-SB filed in June 2000.

                  May 25, 1999 Agreement with Le Studio Canal Plus. Included with the Company's Form 10-KSB for the year ended 1999.

                  October 26, 1999 Agreement with Intra Films. Included with the Company's Form 10-KSB for the year ended 1999.

                  November 17, 1999 Joint Venture Agreement with the Polan Group. Included with the Company's Form 10-KSB for the year ended 1999.

                  August 10, 2000 Agreement with WorldNet Resouces Group. Included with the Company's Form 8-K filed on March 6, 2001.

                  October 5, 2001 Agreement with Talk Visual Corporation. Included with the Company's Form 8-K filed on March 6, 2001.

(11)              Statement   regarding   computation  of  per  share  earnings:
                  Computations can be determined from the financial statements.

(16)              Letter on change in certifying accountant: None

(21) Subsidiaries of the registrant: Previously included with the Company's Form 10-SB filed on June 11, 1999, to which the Company adds EnterTech Home Entertainment, Inc.

(24)              Power of Attorney:          None

(27)              Financial Data Schedule:    Included

(99)              Additional Exhibits:        None


--------------------------------------------------------------------------------

                                   SIGNATURES
                                   ----------


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   July 17, 2001.

                                     ENTERTECH MEDIA GROUP, INC.


                                     By       /s/ Mark Tolner
                                        ------------------------
                                                  Mark Tolner
                                                  President