Form 10QSB
period 2001-03-31
ENTERTECH MEDIA GROUP INC
filed 2001-07-20
CIK 1088569

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                -------------------------------------------------
                             SECURITIES ACT OF 1934

                  For the Quarterly period ended March 31, 2001
                         Commission File Number 0-27599

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
                                 BALANCE SHEETS

                                     ASSETS

                                                   March 31,   December 31,
                                                      2001        2000
                                                  (Unaudited)   (Audited)
                                                  ----------   ----------
Current Assets:
     Cash and cash equivalents                    $    5,211   $   40,292
      Advances                                         2,195       11,064
      Other Receivables                                8,000        7,570
                                                  ----------   ----------

          Total Current Assets                        15,406       58,926
                                                  ----------   ----------

Property, Plant, & Equipment:

      Vehicle                                           --         57,000
      Equipment                                       29,050       21,930
      Film Library                                   336,090         --
      Website  Development                            63,440        5,600
                                                  ----------   ----------

                                                     428,580       84,530
     Less: Accumulated Depreciation                   25,728        7,419
                                                  ----------   ----------

              Total Property, Plant & Equipment      402,852       77,111
                                                  ----------   ----------

Other Assets

     Deposits                                          5,250       10,000
     Advances on Film Rights                         385,372      348,134
     Investments-Subsidiaries                        336,727         --
     Investments in Securities                         9,606          440
                                                  ----------   ----------

               Total  Other  Assets                  736,955      358,574
                                                  ----------   ----------

          TOTAL OTHER  ASSETS                     $1,155,213   $  494,611
                                                  ==========   ==========




    The accompanying Notes are an integral part of these financial statements

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                       LIABLITIES AND STOCKHOLDERS' EQUITY

                                                                    Mar 31      December 31,
                                                                     2001          2000
                                                                 (Unaudited)     (Audited)
                                                                 -----------    -----------
Current Liabilities:
     Accounts  Payable                                           $    84,075    $     6,175
     Charge Accounts                                                   3,040          1,759
     Other Current Liabilities                                           223           --
                                                                 -----------    -----------
            Total Current Liabilities                                 87,338          7,934
Long Term Liabilities:
       Loan from Whyteburg                                               814        464,380
       Deferred  Income                                              250,000        100,000
       Deposit-Pink Motel                                              2,500         52,500
       Plaza/Parkinson Loan                                          225,000            874
       Don King                                                      150,000           --
       Other Long-term Liabilities                                    21,647           --
                                                                 -----------    -----------

              Total Long Term Liabilities                            649,961        617,754
                                                                 -----------    -----------
              Total Liabilities                                  $   737,299    $   625,688
                                                                 -----------    -----------

Stockholders' Equity:
         Common  Stock ($0.001 par  value) 100,000,000
          Shares  authorized; 22,010,000  issued and outstand-
          ing on December 31, 2000, and 22,625,000 issued and         23,625         11,030
          outstanding on March 31, 2001
          Additional Paid In Capital                               2,245,967        537,723
          Retained Earnings (deficit) Accumulated Before the
              Development Stage                                      (57,391)       (57,391)
          Deficit Accumulated During the Development Stage        (1,794,287)      (622,439)
                                                                 -----------    -----------

        Total Stockholders' Equity                               $   417,914    $  (131,077)
                                                                 -----------    -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 1,155,213    $   494,611
                                                                 ===========    ===========


    The accompanying Notes are an integral part of these financial statements

                            ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                            STATEMENTS OF OPERATIONS

                                                Three Months Ended          Three Months Ended
                                                ------------------          ------------------
                                                                                                        Inception
                                              Mar 31,        Mar 31,        Mar 31,       Mar 31,          to
                                               2001           2000           2001          2000         03/31/01
                                           (Unaudited)     (Audited)     (Unaudited)     (Audited)     (Unaudited)
                                           -----------    -----------    -----------    -----------    -----------
Net Sales                                  $    26,811    $      --      $    26,811    $      --      $    81,624
Cost of Sales

     Gross Profit

Operating Expenses:

  General and administrative expenses          155,326        294,620        155,326        294,620      1,849,479
  Research and development                        --             --             --             --             --
  Depreciation and amortization                   --             --             --             --           76,220

      Total Operating Expenses                 155,326        294,620        155,326        294,620      1,925,699

       Loss from Operations                   (128,515)      (294,620)      (128,515)      (294,620)    (1,844,075)
                                           -----------    -----------    -----------    -----------    -----------
Other Income (Expense):

  Other Income                                    --             --             --             --              338
  Forgiveness of debt                             --             --             --             --             --
  Organizational Costs                            --             --             --             --             --
  Interest Income                                 --             --             --             --             --
  Dividend Income                                 --             --             --             --             --
  Interest Expense                                --             --             --             --             --
  Loss on disposition of Fixed Assets or
  Securities                                      --             --             --             --             --


      Total Other Income and Expense              --             --             --             --              338


Net Loss                                   $  (128,515)   $  (294,620)   $  (128,515)   $  (294,620)   $(1,843,737}
                                           ===========    ===========    ===========    ===========    ===========

Loss per Common Share                      $       .01    $     (0.03)   $      (.01)   $      (.03)   $      --


   The accompanying Notes are an integral part of these financial statements.

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                       STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, 1997, 1998, 1999, & THREE MONTHS
                        ENDED MARCH 31, 2001 (UNAUDITED)

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

                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, 1997,
                     1998, 1999, & 2000 & NINE MONTHS ENDED
                           MARCH 31, 2001 (UNAUDITED)

                                                                                               Accum.
                                                                 Additional                   Deficit
                                            COMMON STOCK           Paid-in    Retained      Development
                                         Shares       Amount       Capital    Earnings         Stage
                                       ----------   ----------   ----------  -----------    -----------
Capital contributed from shareholder         --           --        195,396         --            --

Net income (loss) for year ending
 December 31, 1999                           --           --           --           --        (327,819)

Balance December 31, 1999              11,030,000       11,030      537,723      (57,391)     (327,819)

Stock issued for cash                  10,970,000       10,970      493,332         --            --

Stock issued for services                  10,000           10        9,990         --            --

Settlement of Debt                           --           --      1,637,263         --            --

Net Loss for year ending
 December 31,2000                            --           --           --           --      (1,387,741)

Balance December 31, 2000              22,010,000       22,010    2,678,308      (57,391)   (1,715,000)

Shares issued for services                115,000          115       11,385         --            --

Shares issued to Katsnelson               500,000          500         --           --            --

Net Loss for quarter ended
 March 31, 2001                              --           --           --           --        (128,515)

Balance, March 31, 2001                22,625,000       22,625    2,689,693      (57,391)   (1,843,515)

   The accompanying Notes are an integral part of these financial statements.

                  ENTERTECH MEDIA GROUP, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE

                            STATEMENTS OF CASH FLOWS

                                             Three Months Ended       (Inception) to
                                            March          March          March
                                           31, 2001       31, 2000       31,2001
                                          (Unaudited)    (Unaudited)    (Unaudited)
                                          -----------    -----------    -----------
Reconciliation of Net Loss to Net Cash
 Operating Activities:
Net Loss                                  $  (128,515)      (294,620)   $(1,844,075)

Adjustments to Reconcile Net Loss to
  Net Cash Provided by (Used in)
  Operating Activities:
    Depreciation                                 --             --           76,220
    Stock for services                           --             --           24,000
    (Increase) Decrease in:                      --             --
        Advances and Receivables                 --          (25,152)      (261,691)
        Increase in Other Assets                 --             --         (933,404)
        Organizational Costs                     --           (6,414)
         Accounts Payable                        --             (879)       102,053
         Other Current Liabilities               --             --             --
  Net Cash Provided (Used) by
     Operating Activities                    (128,515)      (320,651)    (2,843,311)
                                          -----------    -----------    -----------
  Investment Activities:
     Investment in securities                    --             --           (9,606)
     Investment in plant and equipment         17,190        (10,340)       (92,490)
     Investment in Film Library               (17,190)      (158,418)      (336,090)
     Investment in Subsidiaries               388,768           --          388,768
  Net Cash Provided by (Used in)
    Investment Activities                     388,768       (169,758)       (49,418)
                                          -----------    -----------    -----------
Financing Activities:
  Common Stock                               (380,938)          --        2,247,979
  Deferred Income                                --           53,375        250,000
  Increase in long term debt                      814        464,380        399,961
                                          -----------    -----------    -----------
   Net Cash Provided (Used) in
        Financing Activities                 (380,124)       517,755      2,897,940
                                          -----------    -----------    -----------
   Increase (Decrease) in Cash and Cash
       Equivalents                           (119,871)        27,346          5,211

   Cash at Beginning of Period                125,082         12,936           --
                                          -----------    -----------    -----------
   Cash at End of Period                  $     5,211    $    40,282    $     5,211
                                          ===========    ===========    ===========


   The accompanying Notes are an integral part of these financial statements.

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
            MARCH 31, 2001, & DECEMBER 31, 2000, 1999, 1998 AND 1997


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

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
             MARCH 31, 2001,& DECEMBER 31, 2000, 1999, 1998 AND 1997


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

NOTE 2 - OPERATING LOSS CARRYFORWARD:

A deficit of $57,391 reflected on the financial statements from prior losses will not be available as a net operating loss carry forward because of change in ownership and business purpose. The current period loss of $132,185 will be available to offset future taxable income for 15 years.

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

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
            MARCH 31, 2001, & DECEMBER 31, 2000, 1999, 1998 AND 1997


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

The Company continued with its efforts to build a Feature Film library during the first quarter of 2001. In March it finalized discussions to acquire the rights to a library of some 900 hours of feature films and television programming masters that are now considered to be Public Domain and contracts were executed in April 2001.

The Company continued to develop its relationship with WorldNet Resource Group during the quarter and in March of 2001 the controlling shareholders executed a letter of intent whereby WorldNet Resource Group would acquire a controlling stake in EnterTech Media Group. This did not lead to a definitive acquisition agreement and was terminated in May of 2001.

As previously reported the Company formed EnterTech Home Entertainment, inc., a wholly owned subsidiary in order to develop a Video and Television sales business. EnterTech Home Entertainment was active in the market place and achieved its goal of starting to contribute revenues to the Company from the fourth quarter of 2000. Early in 2001 general management decided that the funding requirements for EnterTech Home Entertainment identified by the management would be more likely to be raised if this division was a separate corporate entity and therefore the management team of EnterTech Home Entertainment formed a stand alone company in February 2001. This new company is currently discussing the form of relationship that is in the best interests of both companies and in particular the revised release plans for "Kids World".

The feature film "In China They Eat Dogs" was released for a limited run in Los Angeles in January of 2001 and delivered a small profit. The company is now preparing to release the film in further selected markets nationwide.

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

                                     PART II
                                Other Information

ITEM 1:  Legal Proceedings

         None.

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

Dated: July 20, 2001.

                           ENTERTECH MEDIA GROUP, INC.

                               By /s/ Mark Tolner
                               ------------------
                                      Mark Tolner
                                      President