Form 10QSB
period 2001-06-30
ENTERTECH MEDIA GROUP INC
filed 2001-08-14
CIK 1088569

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                -------------------------------------------------
                             SECURITIES ACT OF 1934

                  For the Quarterly period ended June 30, 2001
                         Commission File Number 0-27599

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

                                   22,900,000
                    NUMBER OF COMMON STOCK SHARES OUTSTANDING
                    -----------------------------------------
                                On July 24, 2001
                              -------------------

Traditional Small Business Disclosure Format (Check One):

[X] Yes [ ] No

ITEM 1.  Financial Statements


                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                                 BALANCE SHEETS

                                     ASSETS

                                                   June 30,    December 31,
                                                     2001         2000
                                                  (Unaudited)  (Audited)
                                                  ----------   ----------
Current Assets:
     Cash and cash equivalents                    $   29,765   $   40,292
      Advances                                         2,195       11,064
      Other Receivables                                8,000        7,570
                                                  ----------   ----------

          Total Current Assets                        39,960       58,926
                                                  ----------   ----------

Property, Plant, & Equipment:

      Vehicle                                           --         57,000
      Equipment                                       29,050       21,930
      Film Library                                   336,090         --
      Website  Development                            63,440        5,600
                                                  ----------   ----------

                                                     428,580       84,530
     Less: Accumulated Depreciation                   25,728        7,419
                                                  ----------   ----------

              Total Property, Plant & Equipment      402,852       77,111
                                                  ----------   ----------

Other Assets

     Deposits                                          5,250       10,000
     Advances on Film Rights                         385,372      348,134
     Investments-Subsidiaries                        336,727         --
     Investments in Securities                         9,606          440
                                                  ----------   ----------

               Total  Other  Assets                  736,955      358,574
                                                  ----------   ----------

          TOTAL OTHER  ASSETS                     $1,179,767   $  494,611
                                                  ==========   ==========


    The accompanying Notes are an integral part of these financial statements

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                       LIABLITIES AND STOCKHOLDERS' EQUITY

                                                                    Jun 30      December 31,
                                                                     2001          2000
                                                                 (Unaudited)     (Audited)
                                                                 -----------    -----------
Current Liabilities:
     Accounts  Payable                                           $    84,075    $     6,175
     Charge Accounts                                                   3,040          1,759
     Other Current Liabilities                                           223           --
                                                                 -----------    -----------
            Total Current Liabilities                                 87,338          7,934
Long Term Liabilities:
       Loan from Whyteburg                                            55,883        464,380
       Deferred  Income                                              250,000        100,000
       Deposit-Pink Motel                                              2,500         52,500
       Plaza/Parkinson Loan                                          225,000            874
       Don King                                                      150,000           --
       Other Long-term Liabilities                                    21,647           --
                                                                 -----------    -----------

              Total Long Term Liabilities                            705,030        617,754
                                                                 -----------    -----------
              Total Liabilities                                  $   792,368    $   625,688
                                                                 -----------    -----------

Stockholders' Equity:
         Common  Stock ($0.001 par  value) 100,000,000
          Shares  authorized; 22,010,000  issued and outstand-
          ing on December 31, 2000, and 22,400,000 issued and         22,400         11,030
          outstanding on June 30, 2001
          Additional Paid In Capital                               2,247,467        537,723
          Retained Earnings (deficit) Accumulated Before the
              Development Stage                                      (57,391)       (57,391)
          Deficit Accumulated During the Development Stage        (1,824,802)      (622,439)
                                                                 -----------    -----------

        Total Stockholders' Equity                               $   387,399    $  (131,077)
                                                                 -----------    -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 1,179,767    $   494,611
                                                                 ===========    ===========


    The accompanying Notes are an integral part of these financial statements

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                            STATEMENTS OF OPERATIONS

                                               Three Months Ended            Six Months Ended
                                           --------------------------    --------------------------    Inception
                                              Jun 30,       Jun 30,        Jun 30,       Jun 30,           to
                                               2001           2000           2001          2000         06/30/01
                                           (Unaudited)     (Audited)     (Unaudited)     (Audited)     (Unaudited)
                                           -----------    -----------    -----------    -----------    -----------
Net Sales                                  $    73,100    $    32,645    $    99,911    $    32,645    $   154,724

Cost of Sales

     Gross Profit

Operating Expenses:

  General and administrative expenses          103,890        337,982        259,216        632,602      1,953,369
  Research and development                        --             --             --             --             --
  Depreciation and amortization                   --             --             --             --           76,220



      Total Operating Expenses                 103,890        337,982        259,216        632,602      2,029,589

       Loss from Operations                    (30,790)      (305,337)      (159,305)      (599,957)    (1,874,865)
                                           -----------    -----------    -----------    -----------    -----------
Other Income (Expense):

  Other Income                                    --              338           --              338            338
  Forgiveness of debt                             --             --             --             --             --
  Organizational Costs                            --             --             --             --             --
  Interest Income                                 --             --             --             --             --
  Dividend Income                                 --             --             --             --             --
  Interest Expense                                --             --             --             --             --
  Loss on disposition of Fixed Assets or
  Securities                                      --             --             --             --             --


      Total Other Income and Expense              --              338           --              338            338


Net Loss                                   $   (30,790)   $  (304,999)   $  (159,305)   $  (599,619)   $(1,874,527}
                                           ===========    ===========    ===========    ===========    ===========

Loss per Common Share                      $       .01    $     (0.03)   $      (.01)   $      (.03)   $      --


   The accompanying Notes are an integral part of these financial statements.

                                                          ENTERTECH MEDIA GROUP, INC.
                                                               AND SUBSIDIARIES
                                                        A DEVELOPMENT STAGE ENTERPRISE
                                                      STATEMENTS OF STOCKHOLDERS' EQUITY
                            FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, 1997, 1998, 1999, 2000 & SIX MONTHS ENDED
                                                         JUNE 30, 2001 (UNAUDITED)

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

                                                               AND SUBSIDIARIES
                                                        A DEVELOPMENT STAGE ENTERPRISE
                                                       STATEMENTS OF STOCKHOLDERS' EQUITY
                              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, 1997, 1998, 1999, & 2000 & SIX MONTHS ENDED
                                                        JUNE 30, 2001 (UNAUDITED)

                                                                                                                Accum.
                                                                                Additional                     Deficit
                                                        COMMON STOCK             Paid-in        Retained     Development
                                                    Shares         Amount        Capital        Earnings        Stage
                                                  ----------     ----------     ----------     ----------    -----------
Capital contributed from shareholder                    --             --          195,396          --             --

Net income (loss) for year ending
  December 31, 1999                                     --             --             --            --         (327,819)

Balance December 31, 1999                         11,030,000         11,030        537,723       (57,391)      (327,819)

Stock issued for cash                             10,970,000         10,970        493,332          --             --

Stock issued for services                             10,000             10          9,990          --             --

Settlement of Debt                                      --             --        1,637,263          --             --

Net Loss for year ending
    December 31, 2000                                   --             --             --            --       (1,387,741)

Balance December 31, 2000                         22,010,000         22,010      2,678,308       (57,391)    (1,715,000)

Shares issued for services                           115,000            115         11,385          --             --

Shares issued to Katsnelson                          500,000            500           --            --             --

Net Loss for quarter ended
  March 31, 2001                                        --             --             --            --         (128,515)

Balance, March 31, 2001                           22,625,000         22,625      2,689,693       (57,391)    (1,843,515)

Katsnelson shares returned to treasury,
   Returned to treasury 5/16/2001                   (500,000)          (500)          --            --             --

Issued to Volkermyr 10/16/2000                     1,000,000          1,000           --            --             --

Volkermyr shares returned to treasury,
   Returned to treasury 5/16/2001                 (1,000,000)        (1,000)          --            --             --

   Shares issued for services                        275,000            275           --            --             --

Net Loss for quarter ended
   June 30, 2001                                        --             --             --            --          (30,790)



Balance, June 30, 2001                            22,400,000         22,400      2,689,693       (57,391)    (1,874,305)
                                                  ----------     ----------     ----------     ----------    -----------


   The accompanying Notes are an integral part of these financial statements.


                  ENTERTECH MEDIA GROUP, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE

                            STATEMENTS OF CASH FLOWS

                                               Six Months Ended        (Inception) to
                                              June           June           June
                                            30, 2001       30, 2000       30,2001
                                          (Unaudited)    (Unaudited)    (Unaudited)
                                          -----------    -----------    -----------
Reconciliation of Net Loss to Net Cash
 Operating Activities:
Net Loss                                  $  (159,306)      (599,619)   $(1,874,866)

Adjustments to Reconcile Net Loss to
  Net Cash Provided by (Used in)
  Operating Activities:
    Depreciation                                 --             --           76,220
    Stock for services                           --             --           24,000
    (Increase) Decrease in:                      --             --
        Advances and Receivables                 --          (69,420)      (261,691)
        Increase in Other Assets                 --             --         (933,404)
        Organizational Costs                     --           (6,414)
         Accounts Payable                        --            9,162        102,053
         Other Current Liabilities               --             --             --
  Net Cash Provided (Used) by
     Operating Activities                    (159,306)      (659,877)    (2,874,102)
                                          -----------    -----------    -----------
  Investment Activities:
     Investment in securities                    --             --           (9,606)
     Investment in plant and equipment         17,190        (30,967)       (92,490)
     Investment in Film Library               (17,190)      (208,011)      (336,090)
     Investment in Subsidiaries               388,768           --          388,768
  Net Cash Provided by (Used in)
    Investment Activities                     388,768       (238,978)       (49,418)
                                          -----------    -----------    -----------
Financing Activities:
  Common Stock                               (380,663)          --        2,248,254
  Deferred Income                                --           52,500        250,000
  Increase in long term debt                   55,883        796,792        455,030
                                          -----------    -----------    -----------
   Net Cash Provided (Used) in
        Financing Activities                 (324,780)       849,292      2,953,284
                                          -----------    -----------    -----------
   Increase (Decrease) in Cash and Cash
       Equivalents                            (95,318)       (49,565)        29,764

   Cash at Beginning of Period                125,082         12,946           --
                                          -----------    -----------    -----------
   Cash at End of Period                  $    29,764    $   (36,619)   $    29,764
                                          ===========    ===========    ===========


   The accompanying Notes are an integral part of these financial statements.

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
              JUNE 30, 2001, & DECEMBER 31, 2000, 1999, 1998 AND 1997


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

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
              JUNE 30, 2001,& DECEMBER 31, 2000, 1999, 1998 AND 1997


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

                           ENTERTECH MEDIA GROUP, INC.
                                AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
                      (FORMERLY ARMAS INTL. MFG. CO., INC.)
                        NOTES TO THE FINANCIAL STATEMENTS
               JUNE 30, 2001, & DECEMBER 31, 2000, 1999, 1998 AND 1997


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

         The Company continued with its efforts to build a Feature Film library during the second quarter of 2001. In April it executed an agreement to acquire the rights to a library of some 900 hours of feature films and television programming masters that are now considered to be Public Domain.

         The Company had been developing a relationship with WorldNet Resource Group during the first quarter of 2001 quarter and in March of 2001 the controlling shareholders executed a letter of intent whereby WorldNet Resource Group would acquire a controlling stake in EnterTech Media Group. This did not lead to a definitive acquisition agreement and was terminated in May of 2001.

         As previously reported the Company formed EnterTech Home Entertainment, inc., a wholly owned subsidiary in order to develop a Video and Television sales business. EnterTech Home Entertainment was active in the market place and achieved its goal of starting to contribute revenues to the Company from the fourth quarter of 2000. Early in 2001 general management decided that the funding requirements for EnterTech Home Entertainment identified by the management would be more likely to be raised if this division was a separate corporate entity and therefore the management team of EnterTech Home Entertainment formed a stand alone company in February 2001 called Blue Steel Releasing. Although their have been discussions between the two companies these have not yet led to any definitive agreement Blue Steel's proposed terms of an agreement relating to the Video release of two of EnterTech's titles are likely to be accepted in the very near future.

         Management continued to arrange funding for the Company by way of shareholders loans.

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

Dated: August 13, 2001.

                           ENTERTECH MEDIA GROUP, INC.

                               By /s/ Mark Tolner
                               ------------------
                                      Mark Tolner
                                      President